Form 10QSB
period 1996-06-30
ZOMAX OPTICAL MEDIA INC
filed 1996-08-12
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1996

                         Commission File Number 0-28426

                            ZOMAX OPTICAL MEDIA, INC.
                 (Name of small business issuer in its charter)

          Minnesota                                          41-1833089
(state or other juris-                                     (I.R.S. Employer
diction of incorporation)                                 Identification No.)

                      5353 Nathan Lane, Plymouth, MN 55442
               (Address of principal executive offices)(zip code)

               Registrant's telephone number, including area code:
                                 (612) 553-9300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  x       No

As of August 6, 1996, the Registrant had 4,385,000 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes        No   x

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                                 Balance Sheets

ASSETS
                                                      (Predecessor   The Company
                                                      Partnership)      June 30,
                                                      December 31,       1996
                                                          1995       (Unaudited)
Current Assets:
  Cash and cash equivalents                            $   936,662   $ 8,893,478
  Accounts receivable, net of allowance for
    doubtful accounts ($110,000 and $280,000)            3,019,333     2,750,649
  Inventories                                              787,198       904,190
  Prepaid expenses                                         102,234        58,374
                                                       -----------   -----------
         Total current assets                            4,845,427    12,606,691

  Property and Equipment, net of
    accumulated depreciation
    ($938,904 and $1,386,777)                            4,662,406     5,398,249
  Other Assets:
    Restricted cash                                        391,406       386,783
    Organization costs, net                                  5,167         4,167
                                                       -----------   -----------
                                                       $ 9,904,406   $18,395,890
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable                     $ 1,216,375   $ 1,478,711
  Accounts payable                                       1,767,262     1,184,385
  Accrued expenses                                         719,065       937,771
  Income taxes payable                                                    66,000
  Preferential distribution to partners                    123,229
                                                       -----------    ----------
         Total current liabilities                       3,825,931     3,666,867

  Notes payable, net of current portion                  2,589,218     2,483,275
  Deferred income taxes payable                                           19,000
  Shareholders' Equity:
    Undesignated stock, no par value, 10,000,000
      authorized shares; no shares issued and
      outstanding
    Common stock, no par value, 15,000,000
      authorized shares, 4,385,000 shares issued and
      outstanding at June 30, 1996                                    12,136,441
    Retained earnings                                         --          90,309
                                                       -----------   -----------
         Total shareholders' equity                           --      12,226,748
  Partners Capital                                       3,489,257
                                                       -----------   -----------
                                                       $ 9,904,406   $18,395,890
                                                       ===========   ===========


        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                            Statements of Operations
                                   (Unaudited)


                               (Predecessor    (Predecessor
                                Partnership)   Partnership)   (The Company)
                                Three Months   Period From     Period From
                                    Ended      April 1 Thru    May 11 Thru
                               June 30, 1995   May 10, 1996    June 30, 1996

Sales                           $ 2,578,702    $ 1,892,612    $ 1,904,996
Cost of sales                     2,104,536      1,388,958      1,389,913
                                -----------    -----------    -----------
  Gross profit                      474,166        503,654        515,083
Selling, general and
  administrative expenses           412,271        271,371        347,841
                                -----------    -----------    -----------
         Operating income            61,895        232,283        167,242
Interest expense                    (50,107)       (47,007)       (48,164)
Interest income                      12,775          8,779         56,229
                                -----------    -----------    -----------
  Income before provision for
    income taxes                     24,563        194,055        175,307
Provision for income taxes                                         85,000
                                                              -----------
         Net income                                           $    90,307
                                                              ===========

Net income per common share                                   $      0.02
                                                              ===========
Weighted average shares
  outstanding                                                   4,247,175
                                                              ===========

Proforma:
  Provision for income taxes          9,580         74,000
                                -----------    -----------
  Net income                    $    14,983    $   120,055
                                ===========    ===========
  Net income per common share   $      0.01    $      0.04
                                ===========    ===========

  Weighted average shares
    outstanding                   2,800,000      2,800,000
                                ===========    ===========



        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                            Statements of Operations
                                   (Unaudited)


                                (Predecessor  (Predecessor
                                Partnership)  Partnership)   (The Company)
                                 Six Months   Period From    Period From
                                   Ended     January 1 Thru  May 11 Thru
                               June 30, 1995  May 10, 1996   June 30, 1996

Sales                           $ 4,956,521    $ 5,660,746    $ 1,904,996
Cost of sales                     3,718,737      4,089,721      1,389,913
                                -----------    -----------    -----------
  Gross profit                    1,237,784      1,571,025        515,083
Selling, general and
  administrative expenses           949,005        956,239        347,841
                                -----------    -----------    -----------
         Operating income           288,779        614,786        167,242
Interest expense                   (118,533)      (135,900)       (48,164)
Interest income                      32,429         23,011         56,229
                                -----------    -----------    -----------
  Income before provision for
    income taxes                    202,675        501,897        175,307
Provision for income taxes                                         85,000
                                                              -----------
         Net income                                           $    90,307
                                                              ===========

Net income per common share                                   $      0.02
                                                              ===========
Weighted average shares
  outstanding                                                   4,247,175
                                                              ===========
Proforma:
  Provision for income taxes         79,043        195,000
                                -----------    -----------
  Net income                    $   123,632    $   306,897
                                ===========    ===========
  Net income per common share   $      0.04    $      0.11
                                ===========    ===========

  Weighted average shares
    outstanding                   2,800,000      2,800,000
                                ===========    ===========



        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                            Statements of Cash Flows
                                   (Unaudited)

                                          (Predecessor    (Predecessor
                                           Partnership)   Partnership)   (The Company)
                                           Six Months     Period From    Period From
                                             Ended       January 1 Thru  May 11 Thru
                                          June 30, 1995   May 10, 1996   June 30, 1996
                                          -------------   ------------   -------------
Operating Activities:
  Net income                               $   202,675    $   501,897    $    90,307
Adjustments to reconcile net
  income to net cash from
  operating activities--
    Depreciation and amortization              218,056        326,876        122,001
    Changes in operating assets
        and liabilities:
      Trade accounts receivable               (941,197)       227,468         41,216
      Inventories                             (398,351)        58,741       (175,733)
      Prepaid expenses                        (110,881)       (15,042)        58,902
      Accounts payable                         811,011       (330,068)      (252,809)
      Accrued expenses                        (457,608)       (66,738)       162,267
      Income taxes payable                                                    85,000
                                           -----------    -----------    -----------
         Net cash provided by (used in)
           operating activities               (676,295)       703,134        131,151
                                           -----------    -----------    -----------
Investing Activities:
  Purchase of property and equipment          (339,726)    (1,089,227)       (94,493)
  Sale of financial instruments                               265,749
  Purchase of financial instruments             (4,672)      (259,000)        (2,126)
                                           -----------    -----------    -----------
         Net cash used in investing
           activities                         (344,398)    (1,082,478)       (96,619)
                                           -----------    -----------    -----------
Financing Activities:
  Sales of common stock, net of
    issuance costs                                                         9,254,637
  Capital contributions                      1,125,000
  Proceeds from notes payable                  207,341        790,500
  Repayment of notes payable                  (573,979)      (413,577)      (220,530)
  Bank borrowing                                              300,000
  Repayment of bank borrowing                                               (300,000)
  Distributions to partners                   (129,855)    (1,109,402)
                                           -----------    -----------     ----------
         Net cash provided by (used in)
           investing activities                628,507       (432,479)     8,734,107
                                           -----------    -----------    -----------
         Net increase (decrease) in cash      (392,186)      (811,823)     8,768,639
Cash and Cash Equivalents:
  Beginning of period                        1,116,687        936,662        124,839
                                           -----------    -----------    -----------
  End of period                            $   724,501    $   124,839    $ 8,893,478
                                           ===========    ===========    ===========
Supplemental Cash Flow Disclosure:
  Cash paid for interest                   $   118,533    $   135,900    $    48,184
                                           ===========    ===========    ===========



        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                          Notes to Financial Statements
                                   (Unaudited)

1.       Basis of Presentation:

         The accompanying interim financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented. Due principally to the seasonal nature of some of the Company's business, results may not be indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's Registration Statement on Form S-1, effective May 7, 1996.

         The Company was incorporated on February 22, 1996, and, except for organizational matters and activities undertaken in connection with the initial public offering of its common stock (the "Offering"), was inactive through the closing of the Offering on May 10, 1996. In connection with the Offering, the Company received all of the operating assets, liabilities and debt of Zomax Optical Media Limited Partnership in exchange for 2,800,000 shares of its common stock. Since the exchange created a new reporting entity, the financial statements of the Partnership prior to the Offering have been captioned Predecessor.

2.       Initial Public Stock Offering:

         On May 10, 1996, the Company completed the sale of 1,400,000 shares of common stock in an initial public stock offering. Subsequently, on June 12, 1996, the underwriter exercised an overallotment option and purchased an additional 185,000 shares. The Company received proceeds from the Offering, net of issuance costs, of approximately $9,254,000. The underwriter also purchased, for a nominal purchase price, warrants to purchase 158,500 shares of common stock at a price of $8.10 per share. The warrants are exercisable for a period of five years, commencing one year from the offering date.

3.       Income Taxes:

         Components of the provision for income taxes for the period from May 11, 1996, through June 30, 1996 are as follows:

Current:
  Federal                                                   $ 59,000
  State                                                        7,000
                                                             -------
     Total current                                            66,000
  Deferred                                                    19,000
     Total provision                                        $ 85,000
                                                             =======


         The deferred tax provision represents establishment of deferred taxes at inception of the Company.

         Deferred tax assets and liabilities reflect differences between the amounts reported for financial reporting and income tax purposes, primarily relating to long-lived assets. Components of the net deferred tax liability as of June 30, 1996 are as follows:

         Allowance for doubtful accounts             $  (92,000)
         Accrued liabilities                           (140,000)
         Long-lived assets                              251,000
                                                     ----------
                                                     $   19,000
                                                     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

         The Company is a full-service, turnkey provider of compact discs, cassettes, diskettes and related services. The Company services the multimedia needs of a wide variety of customers including software publishers, computer manufacturers, recording studios, book publishers, marketing groups, data base suppliers and other producers of multimedia products for retail distribution.

Results of Operations

         The following table sets forth on a combined basis for the Company and its predecessor Partnership certain operating data as a percentage of sales for the periods presented:

                                        Three Months Ended    Six Months Ended
                                               June 30              June 30
                                              ---------             --------
                                          1995      1996     1995      1996
                                          ----      ----     ----      ----

Sales                                    100.0%    100.0%    100.0%    100.0%
Cost of sales                             81.6      73.2      75.0      72.4
                                         -----     -----     -----     -----
Gross profit                              18.4      26.8      25.0      27.6
Selling, general and
  administrative expenses                 16.0      16.3      19.2      17.3
                                         -----     -----     -----     -----
Operating income                           2.4%     10.5%      5.8%     10.3%
                                         =====     =====     =====     =====



         Sales increased 47.3% to $3,797,608 for the quarter ended June 30, 1996 from $2,578,702 for the quarter ended June 30, 1995. Sales for the first six months ended June 30, 1996 were $7,565,742, an increase of 52.6% over sales of $4,956,521 for the first six months of 1995. The higher sales resulted from a significant increase in sales of CD-ROM units partially offset by lower selling prices which resulted from an increase in the number of CD manufacturers and higher production capacity for existing manufacturers.

         Cost of sales as a percentage of sales was 73.2% and 72.4% for the three and six month periods ended June 30, 1996 compared to 81.6% and 75.0%, respectively, for the same periods in 1995. The Company was able to reduce its cost of sales percentage through increased production capacity and improved plant efficiency. The Company "outsourced" very little of its CD manufacturing during the first six months of 1996 compared to the same period in 1995. The cost for "outsourced" production is significantly higher than the cost of CDs produced by the Company. The Company expects that "outsourced" production for the second half of 1996 will continue to be greatly reduced compared to the same period in 1995.

         Selling, general and administrative (SG&A) expense as a percentage of sales was 16.3% and 17.3%, respectively, for the three and six month periods ended June 30, 1996 compared to 16.0% and 19.2%, respectively, for the same periods in 1995. The Company increased its allowance for doubtful accounts in the second quarter of 1996 which offset the impact of higher sales on SG&A expense as a percentage of sales. The Company believes that SG&A expense as a percentage of sales during the second half of 1996 should be lower than in 1995.

         Interest expense increased to $184,064 during the first six months of 1996 from $118,533 during the same period in 1995 as the result of increased borrowings in late 1995 and early 1996 to finance the purchase of manufacturing equipment.

         Interest income increased to $79,240 during the first six months of 1996 from $32,429 during the same period in 1995 as the result of investing proceeds from the Company's May 1996 initial public stock offering.

Liquidity and Capital Resources

         The Company's cash and cash equivalents increased to $8,893,478 at June 30, 1996 from $936,662 at December 31, 1995 as a result of investing the net proceeds of approximately $9.2 million from its intial public stock offering.

         During July of 1996, the Company committed to the purchase of approximately $1.6 million of new manufacturing equipment. The Company plans to pay for the equipment with cash. The Company plans to purchase additional CD manufacturing equipment and $3.5 million of mastering equipment later in 1996 and intends to pay for the equipment with its cash and available capital term loan facility.

         The Company has a revolving line-of-credit facility for up to $1.5 million of borrowings limited to an amount based on a formula using eligible accounts receivable and inventories and a $3 million capital expenditure term loan facility with its bank. There were no borrowings under the revolving line-of-credit facility and $750,000 of borrowings under the capital term loan facility at June 30, 1996.

         The Company believes that it has sufficient liquidity and capital resources to meet its operating needs and capital expenditure requirements for the foreseeable future.

Seasonality

         The demand for CDs and other multimedia consumer products is seasonal, with increases in the fall reflecting increased demand relative to the new school year and holiday season purchases. This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters generally being the strongest.

Forward-Looking Statements

         Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: strength of the CD market, pricing strategies of competitors, manufacturing capacity and efficiency, overall economic conditions, including inflation and consumer confidence and other risks identified in filings with the Securities and Exchange Commission from time to time.

                           PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.  The following exhibit is included with this Form 10-QSB:

             Exhibit 27 Financial Data Schedule (included in electronic version only)


     (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ZOMAX OPTICAL MEDIA, INC.



Date: August 9, 1996               By  /s/ James T. Anderson
                                   James T. Anderson, President and
                                   Chief Executive Officer (principal
                                   executive officer)


                                   By  /s/ Stephan P. Jones
                                   Stephan P. Jones, Chief Financial Officer
                                   (principal financial and accounting officer)

                            Zomax Optical Media, Inc.
                          Form 10-QSB Quarterly Report
                       For the Quarter Ended June 30, 1996


                                  EXHIBIT INDEX


Exhibit
Number        Item


27            Financial Data Schedule (included in electronic version only)