Form 10KSB
period 1996-12-27
ZOMAX OPTICAL MEDIA INC
filed 1997-03-26
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 27, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________to__________

Commission File Number                                 0-28426

                            ZOMAX OPTICAL MEDIA, INC.
                 (Name of small business issuer in its charter)

              Minnesota                                      #41-1833089
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                             Identification No.)

                      5353 Nathan Lane, Plymouth, MN 55442
                    (Address of Principal Executive Offices)

                    Issuer's telephone number (612) 553-9300

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[x] NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer' revenues for its most recent fiscal year.   $12,887,050.

The aggregate market value of the voting stock held by non-affiliates was $14,668,353 based on the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 3, 1997.

The number of shares outstanding of the registrant's common stock as of March 3, 1997: 4,388,572 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Zomax Optical Media, Inc. 1996 Annual Report to Shareholders for the year ended December 27, 1996, are incorporated by reference into Parts I, II and IV of this report.

(2) Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1997, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one):  YES[  ]  NO[X]

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.


General

         Zomax Optical Media, Inc. ("Zomax" or the "Company") is a full-service, turnkey provider of high quality compact discs ("CDs"), cassettes and diskettes and related services to a wide variety of customers, including software publishers, computer manufacturers, recording studios, book publishers, marketing groups, data base suppliers and other producers of multimedia products for retail distribution. The Company began manufacturing CDs in 1993. To further its reputation as a full-service provider of multimedia products, in 1995 Zomax acquired the cassette manufacturing operation from Metacom, Inc., an affiliate of the Company and its principal shareholder, and later purchased Metacom's diskette manufacturing operation. In addition to replicating information on the CDs, cassettes and diskettes, the Company offers its customers a "one-stop shop" with a full range of related services such as packaging design, graphics design, printing, packaging, warehousing and drop shipping. The Company focuses its marketing efforts primarily on multimedia software developers and independent record labels who desire high quality product in a short turn-around time, a high level of customer service and competitive prices.

         The Company was incorporated on February 22, 1996 and completed its initial public common stock offering on May 10, 1996. Upon completion of the initial public stock offering, the Company received all of the operating assets, liabilities and debt of Zomax Optical Media Limited Partnership (the "Partnership") in exchange for 2,800,000 shares of its common stock. Since the exchange created a new reporting entity, the financial statements of the Partnership prior to the offering have been captioned Predecessor Partnership.

Industry

         Originally introduced in 1982, CD technology evolved from serving a narrow set of applications to being the preferred medium for the portable storage of digital information. In 1995, CD-Audio and CD-ROM demand was estimated at over 1.7 billion units. Despite the surge in CD sales, the need for audio cassettes and computer diskettes remains strong. As a full-service, turnkey multimedia products provider, Zomax offers its customers cassettes and diskettes as well as CDs.

         CD-ROM and Diskette Market

         CD-ROM (compact disc-read only memory) technology offers the massive storage memory needed to integrate sound, video, pictures and text. Retaining the standard compact disc size, a single CD-ROM can store approximately 630 megabytes of information (the equivalent of 200,000 pages of text) and provide a sophisticated multimedia environment of high definition images, data, stereo sound, video and text. CD-ROM is ideally suited to applications involving the storage of large amounts of stable information in a form which can be distributed to a diverse user population, including businesses, educational institutions and consumers.

         Industry sources report that computers can be found in 30% of all U.S. households. In the U.S. alone, based on industry sources, the installed base of CD-ROM drives grew from approximately 26.9 million in 1994 to an estimated 49.5 million by the end of 1995. The increasingly widespread presence of personal computers that include CD-ROM drives reflects consumer demand for applications that are generally most readily available on CD-ROM, such as software, interactive video games, retail catalogs, encyclopedias and other digital information. In 1994, industry sources reported that 30% of retail software sales were on CD-ROM. In 1995, CD-ROMs are believed to have accounted for 60% of retail software sales. Industry sources estimate that approximately 1 billion CD-ROM units were sold in 1995.

         The majority of the Company's revenues are generated from CD-ROM orders. The Company's ability to offer turnkey services efficiently in a short turn-around time has attracted CD-ROM customers whose specialized applications typically require more complex production runs than CD-Audio. Further, some CD-ROM customers also need diskettes containing the same or similar information. Few of the Company's competitors offer customers a "one-stop shop" for CD-ROMs and diskettes. The Company estimates that the market for diskette duplication was over 2 billion units in 1995.

         As the multimedia applications for CD-ROMs expand and become more complex, so does the need for improvements in the storage capacity of CD-ROM units. Recently, a new format was introduced in the industry called high-density compact disc ("HD-CD"). HD-CDs can hold up to 14 times as much data as today's CD-ROMs. In addition to expanding the uses of CD ROM, HD-CD is likely to be the format used to create CD-Videos. The Company intends to modify its equipment and processes to manufacture HD-CDs as market demand for such CDs dictates. The Company's ability to make such modifications depends in part on its ability to obtain financing. If the Company cannot obtain such financing or successfully make such modifications, it may need to delay or cancel its plans, which may adversely affect its operations.

         CD-Audio and Cassette Market

         The first major application of CD technology was in the prerecorded music market. Approximately 3.5 billion CD-Audio units are estimated to have been sold in the industry (worldwide or U.S.) in 1995 compared to approximately 3 billion in 1994. Consumer acceptance of CD-Audio has been driven by its demonstrated advantages over other formats in sound quality, random accessing and indexing of data and by the market penetration of CD players. CD-Audio has become the standard for home audio systems with 65% of U.S. households now having CD-Audio players according to industry sources. Additional significant market expansion has resulted from increased sales of in-car and portable players. Although CD-Audio is well on its way to becoming the standard in the audio market, the audio cassette is still prominent in the market with unit shipments of almost 800 million in 1995.

         CD-Video Market

         The Company believes that full motion video on compact disc ("CD-Video") is a logical extension of CD technology. The new HD-CDs are capable of holding a full length motion picture (135 minutes) on a standard-sized CD with video and audio quality superior to current videocassette technology. To achieve this new format, far greater information density will be required as well as a new playback technology. The creators of CD-Video technology have agreed on a format capable of meeting the technological goals mentioned above. Industry sources anticipate the market introduction of CD-Video to occur during 1997. Although the Company is not yet technically capable of manufacturing the new format CDs, it expects to develop the capability to offer these manufacturing services. If the Company cannot secure the financing it will need to develop the CD-Video manufacturing capability, or successfully implement such capability, its operations may be adversely affected.

Manufacturing

         Compact Discs

         A compact disc is an injection molded plastic product that has digital information stored on it through a series of microscopic indentations called "pits" that can be "read" by a laser. The CD manufacturing process consists of three stages: (i) preproduction which involves pre-mastering, mastering and electroplating, (ii) replication using a fully integrated robotic line process and printing using high speed six-color printing presses and (iii) packaging and fulfillment. Except for preproduction, the manufacturing process is the same for both CD-Audio and CD-ROM. The Company owns five inline compact disc machines, each of which integrates the molding, metalizing, lacquering and inspection processes. The machines feature full robotics and automated computer controls and can run 24 hours a day depending on the number of orders and amount of downtime, if any. Each machine has a theoretical capacity of over 5,000,000 units per year; however, a more practical capacity is approximately 4,000,000 units per year. In addition to maintenance and repairs, the actual capacity is impacted by the quantity of each CD manufactured. The larger the run size per title, the less impact the setup time has upon actual capacity.

         Cassettes

         Audio cassettes are mass-duplicated from a master tape which is run on an endless loop on a high speed duplicating system comprised of a master unit which feeds audio programming to "slave" units. The slave units make copies as the master unit runs and reruns the tape, creating large reels or "pancakes" of tape recorded with information. The tape is then fed into cassette loaders which remove the duplicated tape off the reel and place it into cassette housings. These housings are then labeled or imprinted and combined with graphics. The final step in the manufacturing process is the packaging and shipping of the cassettes.

         Diskettes

         The computer diskette is duplicated on multiple duplicating drives which are connected to a PC-based controller. The master diskette is read into the system and the controller sends the image of the master to each duplicating drive. The operator loads blank diskettes into a hopper on each duplicating drive and the system writes the information to the blank diskettes and verifies the duplication. Each drive can duplicate and verify a full diskette in about 12 seconds. After duplication, the diskettes are labeled at a labeling machine. After labeling, if the order calls for several diskettes to be assembled into a multi-disk set, the diskettes are collated by an automatic collator which can handle sets of up to six diskettes in a single operation. Diskettes or sets of diskettes are retail packaged as necessary.

Sales and Marketing

         The Company markets and sells its multimedia products and services to a wide variety of customers, including software publishers, computer manufacturers, recording studios and other producers for retail distribution, book publishers, marketing groups and data base suppliers. Zomax focuses its marketing efforts primarily on a niche of various media markets, such as multimedia software publishers and independent record labels, that require personal service, flexibility, fast turn-around time and the turnkey services the Company offers such as packaging design, graphics design, printing, packaging, warehousing and drop shipping.

         The Company has obtained select authorized replicator status with Microsoft, Inc. that allows the Company to replicate Microsoft(R) products for Gateway 2000, a licensee of Microsoft(R) products. In addition, the Company has passed the rigorous testing required to become an Apple(R)-approved vendor, however, no significant sales to date have resulted from attaining this status.

         The Company's major customers include Gateway, a major manufacturer of IBM-compatible personal computers, and Metacom, a supplier of audio cassettes. Metacom is a significant shareholder of the Company and an affiliate of the Company's Chairman of the Board, Phillip T. Levin. In 1996 and 1995, Gateway accounted for 26.1% and 15.9% of the Company's total revenues, respectively, and Metacom accounted for 8.6% and 19.1% of the Company total revenues, respectively.. In 1996, Triad/Compass Productions accounted for 11.8% of the Company's total revenues.

         The Company's sales representatives are responsible for maintaining relationships with their existing customers and developing new business relationships. The sales representatives are supported by a customer service staff that is responsible for ensuring that each order is processed on a timely basis, that all required support materials are in place and that quality levels are achieved.

         Competition

         Competition is intense in the multimedia products and services market. The industry, in general, is experiencing growth, evidenced by the increase in the number of businesses becoming CD manufacturers, a trend which may continue. There are a number of national and regional companies which manufacture CDs, cassettes and diskettes, many with significantly greater resources than the Company.

         CD-ROM and CD-Audio manufacturing is dominated by manufacturing organizations affiliated with major international music companies, such as Sony, PolyGram, Warner, BMG and EMI. Independent record producers are generally serviced by the "non-affiliated" or independent CD manufacturers (including the Company) because of their smaller average unit runs and their greater need for a broad range of services such as pre-mastering, mastering replicating, packaging and shipping in addition to short turn-around times. The major international music company CD manufacturers and independent CD manufacturers collectively produced a majority of the 1994 worldwide output of CD-ROM and CD-Audio. The remaining 1994 CD-ROM and CD-Audio worldwide output was produced by many small and medium scale CD manufacturing operations. In the U.S., the Company's independent competitors include Disctronics, Inc. ("Disctronics"), Disc Manufacturing Inc. (a subsidiary of Quixote Corporation) ("DMI"), JVC America, Inc., Denon Electronics, Inc., KAO Infosystems Company ("KAO"), Imation Corp. and Nimbus CD International, Inc.

         The Company believes that the principal competitive factors in its market are quality, service, reliability, price and timely delivery of product. The Company believes that it competes favorably with its competitors with respect to each of these factors. To enhance its competitive position, the Company also offers a full range of services to customers including design, preparation and printing of artwork and packaging, warehousing and shipping. The Company also believes that its competitive position is enhanced by its ability to provide its customers with both cassettes and diskettes as well as CDs. With the increased production capacity in the market, CD prices have declined and CD pricing has become an increasingly important factor in obtaining sales. The Company believes that the quality of its products and services and its ability to accommodate tight delivery schedules to some extent offset the price competition currently existing in the market.

         Other existing technologies also compete with the Company's products which deliver digital information. Portable media, such as digital audio tape, digital compact cassette and mini-disc have already been introduced commercially but have not yet achieved widespread consumer acceptance. In addition, one-time recordable CDs ("CD-R") are available and are often used to replicate short run products that are more expensive to manufacture in the traditional manner. Electronic on-line delivery of digital information, such as through the Internet, is also a potential future competitor of CD-ROM.

Proprietary Rights

         Zomax, like most other CD manufacturers, uses patented technology primarily under nonexclusive licenses. These licenses generally provide for the payment of royalties based upon the number, size and use of CDs sold and terminate either upon the expiration of the patent being licensed or on a date certain.

         Zomax currently has license agreements with U.S. Philips Corporation ("Philips") and Discovision Associates ("DVA"). The Philips license grants to Zomax a non-exclusive, non-transferable license to make, use and sell licensed products in the United States. The license further provides that any patent rights not yet licensed which are essential to the manufacturing, use or sale of licensed products, which Sony or Philips may acquire in the future, will be licensed to Zomax on reasonable, non-discriminatory terms. Under the license agreement, Zomax is obligated to make certain royalty payments to Philips. The amount of the payment is determined by the number of CDs manufactured, their size and their use. The Company's license from Philips expires in 2006.

         Similarly, DVA has granted Zomax a non-exclusive, royalty bearing license to make, use, rent, lease or sell CDs which make use of the DVA patents. The royalty payments due under the DVA license depends of the number of CDs manufactured, their size and their use. The term of the DVA license continues until the expiration of the last DVA patent.

         In July 1995, the Company received a notice from a French company, Thomson, which claims that it also owns rights to certain US patented CD manufacturing technology. This notice also offered the Company a license to such technology on terms similar to those of the licenses with Philips and DVA. If Thomson were to pursue any action against the Company, it is expected that a license could be negotiated and the results would not a material effect on the Company's financial position or results of operations, although there can be no assurance that a license could be negotiated on terms favorable to the Company or at all. If the Company is unsuccessful in negotiating a license with Thomson and if the Company is found to have infringed the Thomson patents, the Company may be required to pay damages to Thomson.

         The Company has received trademark registrations in the U.S. for the name "Zomax Optical Media" and for the logo containing the same name.

Employees

         The Company has approximately 150 full-time employees and hires temporary employees as the need arises. The Company currently operates 24 hours a day, seven days a week. The Company believes that its relations with its employees are good. None of the Company's employees is covered by a collective bargaining agreement. Pursuant to a Services Agreement with Metacom, the Company receives for cost certain management information and related computer services. The Company has begun the process of moving such services in-house and expects to complete such move during 1997. See "Certain Relationships and Related Transactions."

Cautionary Statements

         Certain of the statements contained herein and in the Annual Report are forward looking, based on current expectations and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. As stated therein, there are certain important factors that could cause results to differ materially from those anticipated by those statements. Investors are cautioned that all forward-looking statements involve risk and uncertainty.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company shares a manufacturing, office and warehouse facility with Metacom and another affiliate of Mr. Levin, the Company's Chairman of the Board. The facility is owned by Metacom and the Company leases space from it pursuant to a lease which expires on December 31, 1997, but is subject to three renewals, each for a three-year period, at the option of Zomax. The Company occupies approximately 9,000 square feet of office space, 11,000 square feet of production space and 43,000 square feet of warehouse space. Also, the Company has the option to rent additional office and warehouse space as its needs dictate and expects it will exercise such option as it expands its operations. Management believes this arrangement will provide adequate facilities for the Company for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation that would have a material adverse effect on its financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in the section entitled "Common Stock" appearing on page 19 of the Company's Annual Report to Stockholders for the year ended December 27, 1996. Such information is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The information required by this item is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" beginning on page 5 of the Company's Annual Report to Stockholders for the year ended December 27, 1996. Such information is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is contained in the sections entitled "Balance Sheets", "Statements of Operations," Statements of Changes in Partners' Capital and Shareholders' Equity," "Statements of Cash Flows," "Notes to Financial Statements" and Report of Independent Public Accountants beginning on page 8 of the Company's Annual Report to Stockholders for the year ended December 27, 1996. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Election of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 22, 1997.
Such information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is contained in the section entitled "Executive Compensation" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 22, 1997. Such information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the sections entitled "Principal Shareholders and Management Shareholdings " appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 22, 1997. Such information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the section entitled "Certain Transactions" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 22, 1997. Such information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following exhibits are included in this report: See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

(b)   Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1996. Subsequently, the Company filed a Form 8-K dated March 17, 1997 to report the proposed acquisition of Benchmark Media Services, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ZOMAX OPTICAL MEDIA, INC.

Date:  March 25, 1997

                                By/s/ James T. Anderson
                                James T. Anderson
                                President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Each person whose signature appears below constitutes and appoints James T. Anderson and James E. Flaherty as the undersigned's true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorney's-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name                                   Title                              Date

/s/ James T. Anderson        President, Chief Executive Officer   March 25, 1997
James T. Anderson            and Director (principal executive
                             officer)

/s/James E. Flaherty         Chief Financial Officer              March 25, 1997
James E. Flaherty            and Secretary (principal financial
                             and accounting officer)

/s/Phillip T. Levin          Chairman of the Board                March 25, 1997
Phillip T. Levin

/s/Robert Ezrilov            Director                             March 25, 1997
Robert Ezrilov

/s/Howard P. Liszt           Director                             March 25, 1997
Howard P. Liszt

/s/Janice Ozzello Wilcox     Director                             March 25, 1997
Janice Ozzello Wilcox

                            ZOMAX OPTICAL MEDIA, INC.
                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended:                                  Commission File No.
December 27, 1996                                                 0-28426

Exhibit
Number   Description
2.1               Form of Stock Purchase Agreement (1)
3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
4.1               Form of Stock Certificate (1)
4.2               Articles of Incorporation (1)
4.3               Bylaws (1)
4.4               Form of  Representative Warrant (1)
10.1              1996 Stock Option Plan and forms of Incentive Stock Option and
                  Non-qualified Option Agreements (1)*
10.2              1996 Employee Stock Purchase Plan (1)*
10.3              Manufacturing Agreement between the Company and Metacom, Inc.
                  dated January 1, 1995 (1)
10.4              Services Agreement between the Company and Metacom, Inc. dated
                  January 1, 1995 (1)
10.5              Lease between the Company and Metacom, Inc. dated January 1,
                  1995 (1)
10.6              Employment Agreement with James T. Anderson dated March 1,
                  1996 (1)*
10.7              License Agreement with U.S. Phillips Corporation effective
                  January 1, 1996 (1)
10.8              License Agreement with Discovision Associates dated January 1,
                  1994 (1)
10.9              Loan and Security Agreement with Phoenixcor, Inc. dated
                  May 24, 1993 (1)
10.10             Loan and Security Agreement with Phoenixcor, Inc. dated
                  July 22, 1993 (1)
10.11             Loan and Security Agreement with Phoenixcor, Inc. dated
                  February 10, 1994 (1)
10.12             Loan and Security Agreement with Phoenixcor, Inc. dated
                  July 5, 1995 (1)
10.13             Promissory Note issued by the Company to Norwest Equipment
                  Finance, Inc. dated May 22, 1996 and related documents (1)
10.14             Revolving Credit and Term Loan Agreement between the
                  Company and Marquette Capital Bank dated December 31, 1995 (1)
10.15             Amendment to Manufacturing Agreement between the Company
                  and Metacom Inc. dated January 31, 1997.
11                Computation of Earnings Per Share
13.1              Portions of Annual Report to Stockholders for the year ended
                  December 27, 1996
23.1              Consent of Arthur Andersen LLP
24                Power of Attorney (included on signature page of this report)
27                Financial Data Schedule (included in electronic version only)
 .                 (1)   Incorporated by reference to the corresponding exhibit
                        numbers to S-1 Registration Statement, SEC File No. 333-2430.

*Management agreement or compensatory plan or arrangement.