Form 10QSB
period 1997-03-28
ZOMAX OPTICAL MEDIA INC
filed 1997-05-12
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 28, 1997

                         Commission File Number 0-28426

                            ZOMAX OPTICAL MEDIA, INC.
                 (Name of small business issuer in its charter)

         Minnesota                                 41-1833089
(state or other juris-                          (I.R.S. Employer
diction of incorporation)                       Identification No.)

                      5353 Nathan Lane, Plymouth, MN 55442
               (Address of principal executive offices) (zip code)

               Registrant's telephone number, including area code:
                                 (612) 553-9300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (x) No ( )

As of May 1, 1997, the Registrant had 4,388,572 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes  (  )  No  (x)

                          PART 1 FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                                 Balance Sheets


                       ASSETS                                         Mar. 28, 1997      Dec. 27, 1996
                                                                       (Unaudited)
                                                                   -------------------------------------
Current Assets:
   Cash and cash equivalents                                                $5,921,699        $6,914,899
   Accounts receivable, net of allowance for doubtful
      accounts of $635,000 and $531,000                                      4,005,611         3,944,929
   Inventories                                                               1,612,599         1,262,665
   Prepaid expenses and deposits                                             2,296,957           110,443
                                                                    -------------------------------------
           Total current assets                                              13,836,866       12,232,936

Property and equipment, net of accumulated depreciation
      of $2,338,415 and $1,983,875                                           7,394,563         7,574,501

Other assets, net                                                                2,667           147,416
                                                                    -------------------------------------

                                                                           $21,234,096       $19,954,853
                                                                    =====================================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                                      $1,034,000                $0
   Current portion of notes payable                                          1,569,170         1,508,607
   Accounts payable                                                          1,891,197         1,590,088
   Accrued expenses                                                          1,972,997         1,510,049
   Income taxes payable                                                         79,387           513,819
                                                                    -------------------------------------
           Total current liabilities                                         6,546,751         5,122,563

Notes payable, net of current portion                                        1,274,381         1,714,374

Shareholders' Equity:
   Undesignated stock, no par value, 10,000,000 authorized
       shares: no shares issued and outstanding
   Common stock, no par value, 15,000,000 authorized
       shares,4,388,572 and 4,385,000 shares issued
       and outstanding                                                       12,150,283       12,133,585
   Retained earnings                                                          1,262,681          984,331
                                                                    -------------------------------------
           Total shareholders' equity                                        13,412,964       13,117,916
                                                                    -------------------------------------

                                                                           $21,234,096       $19,954,853
                                                                    =====================================

      The accompanying notes are an integral part of these balance sheets.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                            Statements of Operations
                                   (Unaudited)


                                                                               (Predecessor
                                                                               Partnership)
                                                      Three Months             Three Months
                                                          Ended                    Ended
                                                         Mar. 28                  Mar. 29
                                                          1997                     1996
                                                    ------------------      --------------------
Sales                                                      $5,435,571                $3,768,134
Cost of sales                                               4,086,252                 2,700,763
                                                    ------------------      --------------------

     Gross profit                                           1,349,319                 1,067,371
Selling, general and administrative
   expenses                                                   896,610                   684,868
                                                    ------------------      --------------------
     Operating income                                         452,709                   382,503

Interest expense                                              (74,475)                  (88,893)
Interest income                                                80,116                    14,232
                                                    ------------------      --------------------

     Income before provision for income taxes                 458,350                   307,842

Provision for income taxes                                    180,000
                                                    ------------------

     Net income                                              $278,350
                                                    ==================

Net income per common share                                     $0.06
                                                    ==================
Weighted average shares outstanding                         4,438,906
                                                    ==================

Proforma Information:
     Provision for income taxes                                                         121,000
                                                                            --------------------
     Net income                                                                        $186,842
                                                                            ====================

     Net income per common share                                                          $0.07
                                                                            ====================
     Weighted average shares outstanding                                              2,800,000
                                                                            ====================


        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                            Statements Of Operations
                                   (Unaudited)


                                                                                            (Predecessor
                                                                                            Partnership)
                                                                   Three Months             Three Months
                                                                      Ended                     Ended
                                                                  Mar. 28, 1997             Mar. 29, 1996
                                                                  ------------------        ------------------
Operating Activities:
Net income                                                               $278,350                  $307,842
Adjustments to reconcile net income to net
    cash used in operating activities-
        Depreciation and amortization                                     355,040                   205,346
        Changes in operating assets and liabilities:
           Accounts receivable                                            (60,682)                  196,463
           Inventories                                                   (349,934)                   53,311
           Prepaid expenses and deposits                               (2,186,514)                 (813,539)
           Accounts payable                                               301,109                  (442,350)
           Accrued expenses                                               462,948                   190,817
           Income taxes payable                                          (434,432)                        -
                                                                   -----------------        ------------------

               Net cash  (used in) operating activities                (1,634,115)                 (302,110)
                                                                   -----------------        ------------------

Investing Activities:
   Purchase of property and equipment                                    (174,602)                 (126,076)
   Other assets                                                           144,249                     7,660
                                                                   -----------------        ------------------

               Net cash used in investing activities                      (30,353)                 (118,416)
                                                                   -----------------        ------------------

Financing Activities:
    Issuance of common stock                                               16,698                         -
    Repayment of notes payable                                           (379,430)                 (293,231)
    Bank borrowings                                                     1,034,000                   300,000
    Distributions to partners                                                   -                  (419,644)
                                                                   -----------------        ------------------

               Net cash provided by (used in) financing activities        671,268                  (412,875)
                                                                   -----------------        ------------------

               Net decrease in cash                                      (993,200)                 (833,401)

Cash and Cash Equivalents:
   Beginning of period                                                  6,914,899                   936,662
                                                                   -----------------        ------------------
   End of period                                                       $5,921,699                  $103,261
                                                                   =================        ==================

Supplemental Cash Flow Disclosure:
   Cash paid for interest                                                 $76,975                   $89,374
                                                                   =================        ==================
   Cash paid for income taxes                                            $605,432                        $0
                                                                   =================        ==================

        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                          Notes to Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

     The accompanying interim financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented. Due principally to the seasonal nature of some of the Company's business, results may not be indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 27, 1996.

     The Company was incorporated on February 22, 1996 and completed its initial public offering of its common stock on May 10, 1996. Upon completion of the initial public stock offering, the Company received all of the operating assets, liabilities and debt of Zomax Optical Media Limited Partnership in a tax-free exchange for 2,800,000 shares of its common stock. Since the exchange created a new reporting entity, the financial statements of the Partnership prior to the Offering have been captioned Predecessor Partnership.

2.       Purchase of Benchmark Media Services, Inc.

     As of March 31, 1997, the Company acquired all of the outstanding shares of Benchmark Media Services, Inc. (Benchmark). Prior to the acquisition, Benchmark was a software replicator located in Plymouth, Minnesota with operations offices in Orlando and Indianapolis.

     The purchase price for Benchmark's outstanding capital stock will be based on revenues of Benchmark during 1997. The consideration payable to the seller will range from $0 if revenues generated are less than $7.5 million, or up to $1.25 million if revenues generated are in excess of $13 million. The Company intends to fund this transaction through working capital. In addition, the Company paid the seller $1.0 million plus accrued interest as the repayment of certain debt owed by Benchmark to the seller.

3.     Bank Credit Facilities

     On April 30, 1997, the Company entered into a new revolving line of credit facility with a lender for up to $5 million. The facility expires on April 30, 1999 and the interest rate is at the prime rate. Maximum borrowings are limited to an amount based on a formula using eligible receivables and inventories. On March 28, 1997, the Company had $1,034,000 outstanding under the prior credit facility.

     In addition, the Company entered into a new capital expenditure term loan facility with a lender for up to $8 million. Borrowing under the capital expenditure term loan may be for up to 60 months and interest rates will vary based on length of the term loans.

4.     SFAS 128

     The Company will adopt in fiscal year ending December 26, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which was issued in February 1997. SFAS No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similar to primary EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end of period share price required by APB No. 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

     The Company is a full-service, turnkey provider of compact discs, cassettes, diskettes and related services. The Company services the multimedia needs of a wide variety of customers including software publishers, computer manufacturers, recording studios, book publishers, marketing groups, data base suppliers and other producers of multimedia products for retail distribution, publishers, marketing groups and data base suppliers. In addition to actually replicating information on CDs, cassettes, and diskettes, the Company offers its customers a "one-stop shop" with a full range of related services such as package design, graphics design, printing, packaging, warehousing and drop shipping. The Company began manufacturing CDs in 1993. To further its reputation as a full service provider of multimedia products, in 1995 the Company acquired cassette manufacturing equipment and added diskette manufacturing to its operations.

Results of Operations

     The following table sets forth for the three months ended March 28, 1997 compared to the three months ended March 29, certain operating data as a percentage of sales for the periods presented:


                                                       (Predecessor
                                                       Partnership)
                                            Three Months Ended
                                          March 28,      March 29,
                                           1997           1996

Sales                                       100.0%       100.0%
Cost of sales                                75.2         71.7
                                            -------      ------
Gross profit                                 24.8         28.3
Selling, general and
administrative expenses                      16.5         18.2
                                                         ------
Operating income                              8.3%        10.1%

Interest expense                             (1.4)        (2.3)
Interest income                               1.5           .4
                                            -------      ------
Income before provision for income taxes      8.4%         8.2%
                                                         ------
Provision for income taxes                    3.3
                                            -------
Net income                                    5.1%


     Sales increased 44% to $5,435,571 for the quarter ended March 28, 1997 from $3,768,134 for the quarter ended March 29, 1996. The higher sales in the first quarter of 1997 resulted principally from a 53% increase in sales of CD units and an increase in diskette sales. The sales unit increases were offset by price reduction in CD sales.

     Cost of sales as a percentage of sales were 75.2% and 71.7% for the three months ended March 28, 1997 and March 29, 1996, respectively. The increase in cost of sales percentages was due to 1) operating levels below production capacity in the seasonally slower first quarter of 1997 (the Company had increased its production capacity in the second half of 1996) and 2) a general reduction in product prices in 1997 as compared to 1996.

     Selling, general and administrative (SG&A) expenses as a percentage of sales were 16.5% and 18.2% for the three months ended March 28, 1997 and March 29, 1996, respectively. Total SG&A expenses increased from $684,868 in the first quarter of 1996 to $896,610 in the first quarter of 1997. The dollar increase in 1997 resulted from hiring additional corporate staff in sales, customer support and other administrative functions as Company sales increased.

     Interest expense decreased to $74,476 during the first three months of 1997 from $88,893 during the same period in 1996 as the result of reduction in total borrowings.

     Interest income increased to $80,115 during the first three months of 1997 from $14,232 during the same period in 1996 as the result of investing proceeds from the Company's May 1996 initial public stock offering.

     The Company's effective income tax rate for the quarter ended March 28, 1997 was 39.3%. For the quarter ended March 29, 1996, the Company operated as a partnership for income tax purposes.

Liquidity and Capital Resources

     As of March 28, 1997, the Company had cash totaling $5.9 million and working capital of $7.3 million as compared to cash of $6.9 million and working capital of $7.1 million as of December 27, 1996. The Company has committed to the purchase of mastering equipment with an estimated cost of $4 million and plans to purchase additional CD manufacturing and related equipment totaling $3 million in 1997. The Company plans to finance these purchases with long term financing and cash. On April 30, 1997, the Company entered into a new line of credit facility for up to $5 million and a new capital expenditure term loan facility for up to $8 million. The Company believes that it has sufficient liquidity and capital resources to meet its operating needs and capital expenditures requirements for the foreseeable future.

     In the first quarter of 1997, the Company used $1.6 million of cash in operations as compared to $300,000 used in 1996. The use of cash in 1997 was primarily due to $2.2 million of deposits placed on mastering equipment. The purchase of property and equipment totaled $175,000 and $126,000 for the first quarters of 1997 and 1996 respectively. In the first quarter of 1997, the reduction of long term debt totaled $379,000 as compared to $293,000 in 1996. In the first quarter of 1996, the Partnership made partner distributions of $420,000.

Seasonality

     The demand for CDs and other multimedia consumer products is seasonal, with increases in the fall reflecting increased demand relative to the new school year and holiday season purchases. This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters usually being the strongest.

Forward-Looking Statements

     Forward-Looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: strength of the CD market, pricing strategies of competitors, manufacturing capacity and efficiency, overall economic conditions, including inflation and consumer confidence and other risks identified in filings with the Securities and Exchange Commission from time to time.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are included  with this Form 10-QSB:

          Exhibit 10.16 First Amendment to Revolving Credit and Term Loan Agreement and Basic Documents dated April 30, 1997 with Marquette Capital Bank, N.A.

          Exhibit 27 Financial Data Schedule (included in electronic version only)

     (b) Reports on Form 8-K. On March 17, 1997, the Company filed on Form 8-K the announcement that it had agreed in principle to acquire all of the outstanding stock of Benchmark Media Services, Inc. On March 31, 1997, the Company filed on Form 8-K the announcement that the Company had completed the purchase of Benchmark Media Services, Inc.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ZOMAX OPTICAL MEDIA, INC.


Date: May 12, 1997              By /s/ James T. Anderson
                                   James T. Anderson, President and
                                   Chief Executive Officer (principal
                                   executive officer)

                                By /s/ James E. Flaherty,
                                   James E.Flaherty
                                   Chief Financial Officer
                                  (principal financial and accounting officer)

                            Zomax Optical Media, Inc.
                          Form 10-QSB Quarterly Report
                      For the Quarter Ended March 28, 1997

                                  EXHIBIT INDEX

Exhibit
Number   Item

10.16 First Amendment to Revolving Credit and Term Loan Agreement and Basic Documents dated April 30,1997 with Marquette Capital Bank, N.A.

27        Financial Data Schedule (included in electronic version only)