Form 10QSB
period 1997-06-27
ZOMAX OPTICAL MEDIA INC
filed 1997-08-11
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 27, 1997

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

                                 Yes (x) No ( )

As of July 31, 1997, the Registrant had 4,447,840 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes  (  )   No  (x)

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                           Consolidated Balance Sheets


                        ASSETS                                Jun. 27, 1997 Dec. 27, 1996
                                                               (Unaudited)
                                                               -----------   -----------
Current Assets:
   Cash and cash equivalents                                   $ 4,902,257   $ 6,914,899
   Accounts receivable, net of allowance for doubtful
      accounts of $855,000 and $531,000                          6,215,266     3,944,929
   Inventories                                                   2,241,320     1,262,665
   Prepaid expenses and deposits                                 2,787,101       110,443
                                                               -----------   -----------
           Total current assets                                 16,145,944    12,232,936

Property and equipment, net of accumulated depreciation
      of $2,903,364 and $1,983,875                              11,333,740     7,574,501
Goodwill, net                                                    1,627,299
Other assets, net                                                  205,256       147,416
                                                               -----------   -----------

                                                               $29,312,239   $19,954,853
                                                               ===========   ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                         $ 4,301,000   $         0
   Current portion of notes payable                              2,392,861     1,508,607
   Accounts payable                                              4,811,553     1,590,088
   Accrued expenses                                              2,726,286     2,023,868
                                                               -----------   -----------
           Total current liabilities                            14,231,700     5,122,563

Notes payable, net of current portion                              964,368     1,714,374

Shareholders' Equity:
   Undesignated stock, no par value, 10,000,000 authorized
       shares: no shares issued and outstanding
   Common stock, no par value, 15,000,000 authorized
       shares, 4,447,840 and 4,385,000 shares issued
       and outstanding                                          12,491,074    12,133,585
   Retained earnings                                             1,625,097       984,331
                                                               -----------   -----------
           Total shareholders' equity                           14,116,171    13,117,916
                                                               -----------   -----------

                                                               $29,312,239   $19,954,853
                                                               ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              (Predecessor
                                                              Partnership)    (The Company)
                                               Three Months   Period from      Period from
                                                   Ended      April 1 Thru     May 11 Thru
                                                 Jun. 27,        May 10,        Jun. 28,
                                                   1997           1996            1996
                                                -----------    -----------    -----------

Sales                                           $ 9,540,079    $ 1,892,612    $ 1,904,996
Cost of sales                                     7,346,363      1,388,958      1,389,913
                                                -----------    -----------    -----------

     Gross profit                                 2,193,716        503,654        515,083
Selling, general and administrative
   expenses                                       1,542,028        271,371        347,841
                                                -----------    -----------    -----------
     Operating income                               651,688        232,283        167,242

Interest expense                                   (111,420)       (47,007)       (48,164)
Interest income                                      57,148          8,779         56,229
                                                -----------    -----------    -----------

     Income before provision for income taxes       597,416        194,055        175,307

Provision for income taxes                          235,000                        85,000
                                                -----------                   -----------

     Net income                                 $   362,416                   $    90,307
                                                ===========                   ===========

Net income per common share                     $      0.08                   $      0.02
                                                ===========                   ===========
Weighted average shares outstanding               4,442,560                     4,247,175
                                                ===========                   ===========

Proforma Information:
     Provision for income taxes                                     74,000
                                                               -----------
     Net income                                                $   120,055
                                                               ===========

     Net income per common share                               $      0.04
                                                               ===========
     Weighted average shares outstanding                         2,800,000
                                                               ===========


        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                (Predecessor
                                                                Partnership)   (The Company)
                                                Six Months      Period from     Period from
                                                  Ended         Jan. 1 Thru     May 11 Thru
                                                 Jun. 27,         May 10,         Jun. 28,
                                                   1997            1996             1996
                                                ------------    ------------    ------------

Sales                                           $ 14,975,650    $  5,660,746    $  1,904,996
Cost of sales                                     11,432,615       4,089,721       1,389,913
                                                ------------    ------------    ------------

     Gross profit                                  3,543,035       1,571,025         515,083
Selling, general and administrative
   expenses                                        2,438,638         956,239         347,841
                                                ------------    ------------    ------------
     Operating income                              1,104,397         614,786         167,242

Interest expense                                    (185,895)       (135,900)        (48,164)
Interest income                                      137,264          23,011          56,229
                                                ------------    ------------    ------------

     Income before provision for income taxes      1,055,766         501,897         175,307

Provision for income taxes                           415,000                          85,000
                                                ------------                    ------------

     Net income                                 $    640,766                    $     90,307
                                                ============                    ============

Net income per common share                     $       0.15                    $       0.02
                                                ============                    ============
Weighted average shares outstanding                4,416,318                       4,247,175
                                                ============                    ============

Proforma Information:
     Provision for income taxes                                      195,000
                                                                ------------
     Net income                                                 $    306,897
                                                                ============

     Net income per common share                                $       0.11
                                                                ============
     Weighted average shares outstanding                           2,800,000
                                                                ============


        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                              (Predecessor
                                                                                              Partnership)   (The Company)
                                                                               Six Months     Period from    Period from
                                                                                  Ended       Jan. 1 Thru    May 11 Thru
                                                                               Jun. 27, 1997  May 10, 1996   Jun 28, 1996
                                                                               -------------  ------------   ------------
Operating Activities:
Net income                                                                     $   640,766    $   501,897    $    90,307
Adjustments to reconcile net income to net
    cash (used in) provided by operating activities-
        Depreciation and amortization                                              926,201        326,876        122,001
        Changes in operating assets and liabilities:
           Accounts receivable                                                    (339,711)       227,468         41,216
           Inventories                                                            (674,413)        58,741       (175,733)
           Prepaid expenses and deposits                                        (2,611,756)       (15,042)        58,902
           Accounts payable                                                      2,107,642       (330,068)      (252,809)
           Accrued expenses                                                       (264,562)       (66,738)       247,267
                                                                               -----------    -----------    -----------

               Net cash  (used in) provided by operating activities               (215,833)       703,134        131,151
                                                                               -----------    -----------    -----------

Investing Activities:
   Purchase of property and equipment                                           (2,019,652)    (1,089,227)       (94,493)
   Acquistion of businesses, net of cash                                        (1,956,343)
   Other assets                                                                     35,773          6,749         (2,126)
                                                                               -----------    -----------    -----------

               Net cash used in investing activities                            (3,940,222)    (1,082,478)       (96,619)
                                                                               -----------    -----------    -----------

Financing Activities:
    Issuance of common stock                                                       357,489                     9,254,637
    Note payable related to acquisition                                            750,000
    Proceeds from notes payable                                                       --          790,500
    Repayment of notes payable                                                  (2,549,830)      (413,577)      (220,530)
    Bank borrowings, net                                                         3,585,754        300,000       (300,000)
    Distributions to partners                                                                  (1,109,402)
                                                                               -----------    -----------    -----------

               Net cash provided by (used in) financing activities               2,143,413       (432,479)     8,734,107
                                                                               -----------    -----------    -----------

               Net (decrease) increase in cash                                  (2,012,642)      (811,823)     8,768,639

Cash and Cash Equivalents:
   Beginning of period                                                           6,914,899        936,662        124,839
                                                                               -----------    -----------    -----------
   End of period                                                               $ 4,902,257    $   124,839    $ 8,893,478
                                                                               ===========    ===========    ===========

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                                      $   124,982    $   135,900    $    48,184
                                                                               ===========    ===========    ===========
   Cash paid for income taxes                                                  $   967,623    $         0    $         0
                                                                               ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

2.       Acquisitions

         As of March 31, 1997, the Company acquired all of the outstanding shares of Benchmark Media Services, Inc. (Benchmark). Prior to the acquisition, Benchmark was a software replicator located in Plymouth, Minnesota with operations in Orlando and Indianapolis. The purchase price for Benchmark's outstanding capital stock will be based on revenues of Benchmark during 1997. The consideration payable to the seller will range from $0 if revenues generated are less than $7.5 million, or up to $1.25 million if revenues generated are in excess of $13 million. The Company has estimated the purchase price to be $750,000. The Company intends to fund this transaction using working capital. In addition, the Company paid the seller $1.0 million plus accrued interest as the repayment of certain debt owed by Benchmark to the seller. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $.6 million of cost in excess of net assets acquired. This excess is being amortized on a straight-line basis over 15 years. Benchmark's results of operations have been included in the consolidated statements of operations since the date of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1996, consolidated sales would have been $17.2 million and $13.0 million for the first six months ended June 27, 1997 and June 28, 1996, respectively. Consolidated pro forma net income and earnings per share would have been $515,000, or $.12 per share and $351,000, or $.11 per share, for the first six months ended June 27, 1997 and June 28, 1996, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the year.

         As of May 1, 1997, the Company acquired all of the outstanding shares of Trotter Technologies, Inc. (Trotter). Trotter is a return merchandise processing, warehousing and distribution company based in San Jose, California servicing the software publishing market. The purchase price of Trotter was $1,225,000 payable in cash and 59,268 shares of Zomax common stock. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $1.1 million of cost in excess of net assets acquired. This excess is being amortized on a straight-line basis over 15 years. Trotter's results of operations have been included in the consolidated statements of operations since the date of acquisition. The acquisition did not have a material pro forma impact on operations.

 3.       Bank Credit Facilities

                  On April 30, 1997, the Company entered into a new revolving line of credit facility with a lender for up to $5 million. The facility expires on April 30, 1999, and the interest rate is at the prime rate. Maximum borrowings are limited to an amount based on a formula using eligible receivables and inventories. As of June 27, 1997, the Company had $4,301,000 outstanding under the line of credit.

         In addition, the Company entered into a new capital expenditure term loan facility with a lender for up to $8 million. Borrowing under the capital expenditure term loan may be for up to 60 months and interest rates will vary based on length of the term loans. As of June 27, 1997, the Company had no borrowings outstanding under this facility.

 4.       SFAS 128

         The Company will adopt in the fiscal year ending December 26, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which was issued in February 1997. SFAS No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similar to primary EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end of period share price required by APB No. 15. This will not have a material affect on EPS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                  AND FINANCIAL CONDITION

General

         The Company is a full-service, turnkey provider of compact discs, cassettes, diskettes and related services. The Company services the multimedia needs of a wide variety of customers, including software publishers, computer manufacturers, recording studios, book publishers, marketing groups, data base suppliers and other producers of multimedia products for retail distribution, publishers, marketing groups and data base suppliers. In addition to actually replicating information on CDs, cassettes, and diskettes, the Company offers its customers a "one-stop shop" with a full range of related services such as package design, graphics design, printing, packaging, warehousing and drop shipping. The Company began manufacturing CDs in 1993. To further its reputation as a full service provider of multimedia products, in 1995 the Company acquired cassette manufacturing equipment and added diskette manufacturing to its operations.

         During the quarter, the Company completed the acquisition of Benchmark Media Services Inc., a CD and diskette replicator, and Trotter Technologies, a RMA processing service company. Effective March 31, 1997, the Company purchased all of the stock of Benchmark Media Services. The acquisition of Benchmark expands our customer base, gives us regional facilities in Indianapolis, Orlando having diskette duplicating as well as a full complement of assembly and distribution services. Zomax will now be able to offer our customers RMA processing and inventory recycling. This added service will complete the sale cycle for our customers from manufacturing to distribution to complete product returns processing.

Results of Operations

                  The following table sets forth for the three months and six months ended June 27, 1997 and June 28, 1996, certain operating data as a percentage of sales for the periods presented:

                                            Three Months Ended                              Six Months Ended
                                        June 27,            June 28,                      June 27,        June 28,
                                          1997                1996                          1997            1996

Sales                                    100.0%              100.0%                         100.0%           100.0%
Cost of sales                             77.0                73.2                           76.3             72.4
                                        ------              ------                         ------           ------
Gross profit                              23.0                26.8                           23.7             27.6
Selling, general and
administrative expenses                   16.2                16.3                           16.3             17.3
                                        ------              ------                         ------           ------
Operating income                           6.8%               10.5%                           7.4%            10.3%

Interest expense                          (1.2)               (2.5)                          (1.2)            (2.4)
Interest income                             .6                 1.7                             .9              1.0
                                        ------              ------                         ------           ------
Income before provision                    6.2%                9.7%                           7.1%             8.9%
                                        ------              ------                         ------           ------
     for income taxes
Provision for income taxes                 2.5                                                2.8
                                        ------                                             ------
Net income                                 3.7%                                               4.3%
                                        ------                                             ------


         Sales increased 151% to $9,540,079 for the quarter ended June 27, 1997 from $3,797,608 for the quarter ended June 28, 1996. For the six months ended June 27, 1997, sales were $14,975,650, an increase of 98% over sales of $7,565,742 for the first six months of 1996. The higher sales in the second quarter of 1997 resulted principally from a 92% increase in sales from existing and new customers and $2,265,000 from sales of companies acquired during the quarter.

         The higher sales in 1997 resulted from a significant increase in sales of CD-Rom units and diskettes partially offset by lower selling prices. The Company also has a higher production capacity in 1997 with the purchase of additional production equipment.

         Cost of sales as a percentage of sales were 77.0% and 76.3% for the three and six months ended June 27, 1997 compared to 73.2% and 72.4%, respectively, for the same periods in 1996. The 1997 second quarter cost of sales percentage was affected by the integration of Benchmark operations into the Company. This integration is substantially complete and the Company anticipates cost savings in the second half of 1997. Also, in the second quarter of 1997, the Company had to outsource a portion of its CD manufacturing which increased the cost of sales percentages. Cost of sales percentages was generally higher in 1997 due to a general reduction in product prices in 1997 as compared to 1996.

         Selling, general and administrative (SG&A) expenses as a percentage of sales were 16.2% and 16.3%, respectively, for the three and six months ended June 27, 1997 compared to 16.3% and 17.3%, respectively, for the same periods in 1996. Total SG&A expenses increased from $619,212 in the second quarter of 1996 to $1,542,028 in the second quarter of 1997. The dollar increase in 1997 resulted from hiring additional corporate staff in sales, customer support and other administrative functions as Company sales increased. In addition, the second quarter SG&A expenses include SG&A expenses from the two acquisitions made in the quarter.

         Interest expense was $185,895 for the first six months of 1997 as compared to $184,064 during the same period in 1996. The Company anticipates interest expense will increase in the second half of 1997 as additional borrowings are incurred for its mastering project and additional production equipment.

         Interest income increased to $137,264 during the first six months of 1997 from $79,240 during the same period in 1996 as the result of investing proceeds from the Company's May 1996 initial public stock offering. The Company has utilized some of its cash to retire debt associated with its recent acquisitions.

         The Company's effective income tax rate for the six months ended June 27, 1997 was 39.3%. For the period from January 1, 1996 through May 10, 1996, the Company operated as a partnership for income tax purposes.

Liquidity and Capital Resources

         As of June 27, 1997, the Company had cash totaling $4.9 million and working capital of $1.9 million as compared to cash of $6.9 million and working capital of $7.1 million as of December 27, 1996. The Company has committed to the purchase of mastering equipment with an estimated cost of $4 million and plans to purchase additional CD manufacturing and related equipment totaling $5 million in 1997. The Company plans to finance these purchases with long term financing and cash. On April 30, 1997, the Company entered into a new line of credit facility for up to $5 million and a new capital expenditure term loan facility for up to $8 million. The Company believes that it has sufficient liquidity and capital resources to meet its operating needs and capital expenditures requirements for the foreseeable future.

         In the first six months of 1997, the Company used $.2 million of cash in operations as compared to $.7 million generated in 1996. The use of cash in 1997 was primarily due to $2.6 million of deposits placed on mastering equipment. The purchase of property and equipment totaled $2.0 million and $1.1 million for the first six months of 1997 and 1996 respectively. In the first six months of 1997, the reduction of long term debt totaled $2.5 million as compared to $.6 million in 1996. In the first six months of 1996, the Partnership made partner distributions of $1.1 million.

Seasonality

         The demand for CDs and other multimedia consumer products is seasonal, with increases in the fall reflecting increased demand relative to the new school year and holiday season purchases. This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters usually being the strongest.

Forward-Looking Statements

         This letter contains forward-looking statements regarding expansion into new markets, integration of recent acquisitions and their effect on operating efficiencies, expansion of facilities, including the building of a new manufacturing facility in San Jose, CA, the upgrade of equipment and installation of mastering equipment, among other statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: strength of the CD market, pricing strategies of competitors, manufacturing capacity and efficiency, overall economic conditions, including inflation and consumer confidence and other risks identified in filings with the Securities and Exchange Commission from time to time.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On May 1, 1997, the Company issued 59,268 shares of Common Stock to the sole shareholder of Trotter Technologies, Inc., a California corporation (Trotter), as partial consideration for all of the outstanding shares of Trotter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company held its Annual Meeting on April 22, 1997.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

         The shareholders set the number of directors at five (5) by a vote of 4,158,659 shares in favor, with 1,500 shares voted against and no shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                             Number of               Number of
                  Nominee                     Votes for           Votes Withheld

             Philip T. Levin                 4,158,659                 1,500
             James T. Anderson               4,155,998                 4,161
             Janice Ozzello Wilcox           4,158,659                 1,500
             Robert Ezrilov                  4,158,659                 1,500
             Howard P. Liszt                 4,158,659                 1,500

         The shareholders approved an amendment to the Company's 1996 Stock Option Plan to increase the reserved shares from 600,000 to 850,000 by a vote of 3,913,672 shares in favor, with 184,281 shares voted against, 14,837 shares abstaining and 47,369 shares present for determining the quorum but which lacked authority to vote on this matter (broker non-votes).

         The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company by a vote of 4,144,023 shares in favor, with 14,186 shares voted against and 1,950 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits. The following exhibit is included with this Form 10-QSB:

      Exhibit 27  Financial Data Schedule (included in electronic version only)

(b)   Reports on Form 8-K.

      None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ZOMAX OPTICAL MEDIA, INC.


Date: August 8, 1997                        By /s/ James T. Anderson
                                            James T. Anderson, President and
                                            Chief Executive Officer (principal
                                            executive officer)

                                            By /s/ James E. Flaherty
                                            Chief Financial Officer (principal
                                            financial and accounting officer)

                            Zomax Optical Media, Inc.
                          Form 10-QSB Quarterly Report
                       For the Quarter Ended June 27, 1997

                                  EXHIBIT INDEX

Exhibit
Number   Item


27       Financial Data Schedule (included in electronic version only)