Form 10QSB
period 1997-09-26
ZOMAX OPTICAL MEDIA INC
filed 1997-11-10
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 26, 1997

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

                                 Yes (x) No ( )

As of October 31, 1997, the Registrant had 4,447,840 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one):   Yes  (  )   No  (x)

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                           Consolidated Balance Sheets




                         ASSETS                                           Sept. 26, 1997         Dec. 27, 1996
                                                                           (Unaudited)
                                                                       ---------------------   -------------------
Current Assets:
   Cash and cash equivalents                                                     $4,293,435            $6,914,899
   Accounts receivable, net of allowance for doubtful
      accounts of $585,000 and $531,000                                           6,234,720             3,944,929
   Inventories                                                                    2,730,191             1,262,665
   Prepaid expenses and deposits                                                    580,682               110,443
                                                                       ---------------------   -------------------
           Total current assets                                                  13,839,028            12,232,936

Property and equipment, net of accumulated depreciation
      of $3,549,694 and $1,983,875                                               14,344,105             7,574,501
Goodwill, net                                                                     1,188,073
Other assets, net                                                                   226,362               147,416
                                                                       ---------------------   -------------------

                                                                                $29,597,568           $19,954,853
                                                                       =====================   ===================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank line of credit                                                           $1,094,701                    $0
   Current portion of notes payable                                               2,587,978             1,508,607
   Accounts payable                                                               4,043,850             1,590,088
   Accrued expenses                                                               3,612,598             2,023,868
                                                                       ---------------------   -------------------
           Total current liabilities                                             11,339,127             5,122,563

Notes payable, net of current portion                                             3,513,193             1,714,374

Shareholders' Equity:
   Common stock, no par value, 15,000,000 authorized
       shares, 4,447,840 and 4,385,000 shares issued
       and outstanding                                                           12,491,074            12,133,585
   Retained earnings                                                              2,254,174               984,331
                                                                       ---------------------   -------------------
           Total shareholders' equity                                            14,745,248            13,117,916
                                                                       ---------------------   -------------------

                                                                                $29,597,568           $19,954,853
                                                                       =====================   ===================

             The accompanying notes are an integral part of these balance sheets.



                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                     Three Months            Three Months
                                                                         Ended                   Ended
                                                                       Sept. 26,               Sept. 27,
                                                                         1997                    1996
                                                                 ------------------     --------------------

Sales                                                                  $10,518,754               $4,768,914
Cost of sales                                                            7,777,232                3,368,574
                                                                 ------------------     --------------------

     Gross profit                                                        2,741,522                1,400,340
Selling, general and administrative
   expenses                                                              1,663,179                  771,901
                                                                 ------------------     --------------------
     Operating income                                                    1,078,343                  628,439

Interest expense                                                          (108,423)                 (90,451)
Interest income                                                             42,158                  107,900
                                                                 ------------------     --------------------

     Income before provision for income taxes                            1,012,078                  645,888

Provision for income taxes                                                 383,000                  258,000
                                                                 ------------------     --------------------

     Net income                                                           $629,078                 $387,888
                                                                 ==================     ====================

Net income per common share                                                  $0.14                    $0.09
                                                                 ==================     ====================
Weighted average shares outstanding                                      4,611,591                4,438,906
                                                                 ==================     ====================



        The accompanying notes are an integral part of these statements.


                           ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                        (Predecessor
                                                                        Partnership)          (The Company)
                                                  Nine Months           Period from            Period from
                                                     Ended              Jan. 1 Thru            May 11 Thru
                                                   Sept. 26,              May 10,               Sept. 27,
                                                      1997                  1996                   1996
                                                -----------------    -------------------    -------------------
Sales                                                $25,494,404             $5,660,746             $6,673,910
Cost of sales                                         19,209,847              4,089,721              4,758,495
                                                -----------------    -------------------    -------------------

     Gross profit                                      6,284,557              1,571,025              1,915,415
Selling, general and administrative
   expenses                                            4,101,817                956,239              1,119,722
                                                -----------------    -------------------    -------------------
     Operating income                                  2,182,740                614,786                795,693

Interest expense                                        (294,318)              (135,900)              (138,615)
Interest income                                          179,422                 23,011                164,129
                                                -----------------    -------------------    -------------------

     Income before provision for income taxes          2,067,844                501,897                821,207

Provision for income taxes                               798,000                                       343,000
                                                -----------------                           -------------------

     Net income                                       $1,269,844                                      $478,207
                                                =================                           ===================

Net income per common share                                $0.28                                         $0.11
                                                =================                           ===================
Weighted average shares outstanding                    4,481,409                                     4,308,697
                                                =================                           ===================

Proforma Information:
     Provision for income taxes                                                 195,000
                                                                     -------------------
     Net income                                                                $306,897
                                                                     ===================

     Net income per common share                                                  $0.11
                                                                     ===================
     Weighted average shares outstanding                                      2,800,000
                                                                     ===================


             The accompanying notes are an integral part of these statements.




                            ZOMAX OPTICAL MEDIA, INC.
             (Successor to Zomax Optical Media Limited Partnership)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                               (Predecessor
                                                                               Partnership)       (The Company)
                                                             Nine Months        Period from         Period from
                                                                Ended           Jan. 1 Thru         May 11 Thru
                                                            Sept. 26, 1997     May 10, 1996       Sept. 27, 1996
                                                           ---------------    --------------     ---------------
Operating Activities:
Net income                                                      $1,269,844           $501,897            $478,207
Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                            1,612,122            326,876             390,367
        Changes in operating assets and liabilities:
           Accounts receivable                                    (419,165)           227,468            (771,599)
           Inventories                                          (1,163,284)            58,741            (193,420)
           Prepaid expenses and deposits                          (405,337)           (15,042)           (106,603)
           Accounts payable                                      1,339,939           (330,068)            173,065
           Accrued expenses                                        626,589            (66,738)            696,490
                                                            ---------------   ----------------    ----------------
               Net cash (used in) provided by
               operating activities                              2,860,708            703,134             666,507
                                                            ---------------   ----------------    ----------------

Investing Activities:
   Purchase of property and equipment                           (5,711,578)        (1,089,227)         (2,189,038)
   Acquistion of businesses, net of cash                        (1,465,818)
   Other assets                                                     14,167              6,749             256,469
                                                            ---------------   ----------------    ----------------

               Net cash used in investing activities            (7,163,229)        (1,082,478)         (1,932,569)
                                                            ---------------   ----------------    ----------------

Financing Activities:
    Issuance of common stock                                       357,489                              9,255,244
    Note payable related to acquisition                            250,000
    Proceeds from notes payable                                  3,650,000            790,500
    Repayment of notes payable                                  (2,955,887)          (413,577)           (587,190)
    Bank borrowings, net                                           379,455            300,000            (300,000)
    Distributions to partners                                                      (1,109,402)
                                                            ---------------   ----------------    ----------------
               Net cash provided by (used in)
               financing activities                              1,681,057           (432,479)          8,368,054
                                                            ---------------   ----------------    ----------------

               Net increase (decrease) in cash                  (2,621,464)          (811,823)          7,101,992

Cash and Cash Equivalents:
   Beginning of period                                           6,914,899            936,662             124,839
                                                            ---------------   ----------------    ----------------
   End of period                                                $4,293,435           $124,839          $7,226,831
                                                            ===============   ================    ================

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                         $300,405           $135,900            $138,615
                                                            ===============   ================    ================
   Cash paid for income taxes                                   $1,395,623                 $0                  $0
                                                            ===============   ================    ================

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

2.   Acquisitions

     As of March 31, 1997, the Company acquired all of the outstanding shares of Benchmark Media Services, Inc. (Benchmark). Prior to the acquisition, Benchmark was a software replicator located in Plymouth, Minnesota with operations in Orlando and Indianapolis. The purchase price for Benchmark's outstanding capital stock will be based on revenues of Benchmark during 1997. The consideration payable to the seller will range from $0 if revenues generated are less than $7.5 million, or up to $1.25 million if revenues generated are in excess of $13 million. The Company has estimated the purchase price to be $250,000. The Company intends to fund this transaction using working capital. In addition, the Company paid the seller $1.0 million plus accrued interest as the repayment of certain debt owed by Benchmark to the seller. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $100,000 of cost in excess of net assets acquired. This excess is being amortized on a straight-line basis over 15 years. Benchmark's results of operations have been included in the consolidated statements of operations since the date of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1996, consolidated sales would have been $27.7 million and $20.1 million for the first nine months ended September 26, 1997 and September 27, 1996, respectively. Consolidated pro forma net income and earnings per share would have been $1.1 million, or $.26 per share and $.6 million, or $.17 per share, for the first nine months ended September 26, 1997 and September 27, 1996, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of the year.

     As of May 1, 1997, the Company acquired all of the outstanding shares of Trotter Technologies, Inc. (Trotter). Trotter is a return merchandise processing, warehousing and distribution company based in San Jose, California servicing the software publishing market. The purchase price of Trotter was $1,225,000 payable in cash and 59,268 shares of Zomax common stock. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $1.2 million of cost in excess of net assets acquired. This excess is being amortized on a straight-line basis over 15 years. Trotter's results of operations have been included in the consolidated statements of operations since the date of acquisition. The acquisition did not have a material pro forma impact on operations.

 3.  Bank Credit Facilities

     On April 30, 1997, the Company entered into a new revolving line of credit facility with a lender for up to $5 million. The facility expires on April 30, 1999, and the interest rate is at the prime rate. Maximum borrowings are limited to an amount based on a formula using eligible receivables and inventories. As of September 26, 1997, the Company had $1,094,701 outstanding under the line of credit.

     In addition, the Company entered into a new capital expenditure term loan facility with a lender for up to $8 million. Borrowing under the capital expenditure term loan may be for up to 60 months and interest rates will vary based on length of the term loans. As of September 26, 1997, the Company had $3,650,000 borrowings outstanding under this facility.

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

     During the second quarter of 1997, the Company acquired Benchmark Media Services Inc., a CD and diskette replicator, and Trotter Technologies, a RMA processing service company. The acquisition of Benchmark expands our customer base and gives us a regional facility in Indianapolis having diskette duplicating as well as a full complement of assembly and distribution services. Zomax will now be able to offer our customers expanded RMA processing and inventory recycling services. This added service will complete the sale cycle for our customers from manufacturing to distribution to complete product returns processing.

     The Company has announced plans to build a new CD manufacturing facility in San Jose, CA adjacent to the Trotter facility. Estimated completion date for the facility is December 1998.

Results of Operations

     The following table sets forth for the three months and nine months ended September 26, 1997 and September 27, 1996, certain operating data as a percentage of sales for the periods presented:

                                               Three Months Ended                            Nine Months Ended
                                        Sept. 26,           Sept. 27,                     Sept. 26,       Sept. 27,
                                          1997                1996                          1997            1996

Sales                                    100.0%              100.0%                         100.0%           100.0%
Cost of sales                             73.9                70.6                           75.3             71.7
                                        ------              ------                         ------           ------
Gross profit                              26.1                29.4                           24.7             28.3
Selling, general and
administrative expenses                   15.8                16.2                           16.1             16.8
                                        ------              ------                         ------           ------
Operating income                          10.3%               13.2%                           8.6%            10.3%

Interest expense                          (1.0)               (1.9)                          (1.2)            (2.2)
Interest income                             .4                 2.3                             .7              1.5
                                        ------              ------                         ------           ------
Income before provision                    9.6%               13.5%                           8.1%            10.7%
   for income taxes                     ------              ------                         ------           ------
Provision for income taxes                 3.6                 5.4                            3.1
                                        ------              ------                         ------
Net income                                 6.0%                8.1%                           5.0%
                                        ------              ------                         ------


     Sales increased 121% to $10,518,754 for the quarter ended September 26, 1997 from $4,768,914 for the quarter ended September 27, 1996. For the nine months ended September 26, 1997, sales were $25,494,404, an increase of 107% over sales of $12,334,656 for the first nine months of 1996. The higher sales in the third quarter of 1997 resulted principally from a 83% increase in sales from existing and new customers and $1,815,000 from sales of companies acquired during the quarter.

     The higher sales in 1997 resulted from a significant increase in sales of CD-Rom units and diskettes partially offset by lower selling prices. The Company also has a higher production capacity in 1997 with the purchase of additional production equipment.

     Cost of sales as a percentage of sales were 73.9% and 75.3% for the three and nine months ended September 26, 1997 compared to 70.6% and 71.7%, respectively, for the same periods in 1996. The 1997 third quarter cost of sales percentage was affected by the outsourcing of a portion of its CD manufacturing which increased the cost of sales percentages. Cost of sales percentages were generally higher in 1997 due to a general reduction in product prices in 1997 as compared to 1996 and second quarter 1997 included the costs associated with integration of Benchmark operations into the Company.

     Selling, general and administrative (SG&A) expenses as a percentage of sales were 15.8% and 16.1%, respectively, for the three and nine months ended September 26, 1997 compared to 16.2% and 16.8%, respectively, for the same periods in 1996. Total SG&A expenses increased from $772,000 in the third quarter of 1996 to $1,663,000 in the third quarter of 1997. The dollar increase in 1997 resulted from hiring additional corporate staff in sales, customer support and other administrative functions as Company sales increased. In addition, the third quarter SG&A expenses include SG&A expenses from the two acquisitions made in the second quarter.

     Interest expense was $294,000 for the first nine months of 1997 as compared to $275,000 during the same period in 1996. The Company anticipates interest expense will increase as additional borrowings are incurred for its mastering project and additional production equipment.

     Interest income was $179,000 during the first nine months of 1997 compared to $187,000 during the same period in 1996. The Company has utilized some of its cash to retire debt associated with its recent acquisitions.

     The Company's effective income tax rate for the nine months ended September 26, 1997 was 39%. For the period from January 1, 1996 through May 10, 1996, the Company operated as a partnership for income tax purposes.

Liquidity and Capital Resources

     As of September 26, 1997, the Company had cash totaling $4.3 million and working capital of $2.5 million as compared to cash of $6.9 million and working capital of $7.1 million as of December 27, 1996. The Company has committed to the purchase of additional CD manufacturing and related equipment totaling $6.0 million over the next two quarters. The Company plans to finance these purchases with long term financing and cash. On April 30, 1997, the Company entered into a new line of credit facility for up to $5 million and a new capital expenditure term loan facility for up to $8 million. The Company believes that it has sufficient liquidity and capital resources to meet its operating needs and capital expenditures requirements for the foreseeable future.

     In the first nine months of 1997, the Company generated $2.9 million of cash in operations as compared to $1.4 million generated in 1996. The purchase of property and equipment totaled $5.7 million and $3.3 million for the first nine months of 1997 and 1996, respectively. In 1997 the Company acquired two companies with an acquisition cost of $1.5 million. In the first nine months of 1997, the reduction of long term debt totaled $3.0 million as compared to $1.0 million in 1996. During the third quarter of 1997, the Company financed the purchase of its mastering equipment in the amount of $3,650,000. In 1996, the Partnership made partner distributions of $1.1 million.

Seasonality

     The demand for CDs and other multimedia consumer products is seasonal, with increases in the fall reflecting increased demand relative to the new school year and holiday season purchases. This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters usually being the strongest.

Forward-Looking Statements

     This letter contains forward-looking statements regarding expansion into new markets, integration of recent acquisitions and their effect on operating efficiencies, expansion of facilities, including the building of a new manufacturing facility in San Jose, CA, among other statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: strength of the CD market, pricing strategies of competitors, manufacturing capacity and efficiency, overall economic conditions, including inflation and consumer confidence and other risks identified in filings with the Securities and Exchange Commission from time to time.

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

                           ZOMAX OPTICAL MEDIA, INC.


Date: November 7, 1997              By /s/ James T. Anderson
                                       ---------------------
                                    James T. Anderson, President and
                                    Chief Executive Officer (principal
                                    executive officer)

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