Form 10KSB40
period 1997-12-26
ZOMAX OPTICAL MEDIA INC
filed 1998-03-26
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 1997

[   ]    Transition Report Under  Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from _________to__________

Commission File Number :  0-28426

                            ZOMAX OPTICAL MEDIA, INC.
                 (Name of small business issuer in its charter)

        Minnesota                                            No. 41-1833089
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                              Identification No.)

                      5353 Nathan Lane, Plymouth, MN 55442
                    (Address of Principal Executive Offices)

                    Issuer's telephone number (612) 553-9300

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[x] NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ]

Issuer's revenues for its most recent fiscal year.   $37,906,853.

The aggregate market value of the voting stock held by non-affiliates was $59,777,610 based on the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 18, 1998.

The number of shares outstanding of the registrant's common stock as of March 18, 1998: 5,273,327 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one)  Yes ___  No  X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General

     Zomax Optical Media, Inc. is a leading full-service turnkey provider of CDs, diskettes, cassettes and related value-added services. The Company services the multimedia needs of a wide variety of customers by offering what it believes to be the most comprehensive range of manufacturing services. Zomax focuses its marketing efforts primarily on software distributors, computer manufacturers, book publishers, independent record labels, and other producers of multimedia products for retail distribution who require high quality product in a short turnaround time, a high level of customer service and competitive prices.

     In addition to actually replicating information on CDs, diskettes and cassettes, Zomax offers its customers "one-stop shopping" by providing a full complement of related services such as graphic design, print management, mastering, replication, printing, packaging, warehousing and inventory management, fulfillment and distribution, and returned merchandise processing services.

Recent Acquisitions

     Within the last year, the Company has made the following acquisitions:

          Benchmark Media Services, Inc., a software media replicator with operations in Plymouth, Minnesota and Indianapolis, Indiana; acquired in March 1997;

          Trotter  Technologies,  Inc.,  an  RMA  processing,   warehousing  and
          distribution company based in San Jose, California; acquired in May 1997;

          Primary Marketing Group, a manufacturers' representative group, based in San Jose, California servicing the needs of computer hardware and software publishers; primary sales group for Kao Infosystems Company in California; acquired in February 1998;

          Next Generation Services, LLC, an RMA processor with facilities in Hayward, California and Boston, Massachusetts; acquired in February 1998;

          Primary  Marketing  Group  Ltd.,  an RMA  processor  and  provider  of
          manufacturers'   representative  services  in  Ireland;   acquired  in
          February 1998; and

          Certain assets and contractual rights of Kao Infosystems Company, including an agreement regarding the manufacture and distribution of products for Novell, Inc.; acquired in February 1998.

Industry

     CD technology was introduced in 1982 as a means for digital audio signal delivery and quickly became the standard audio media format. In 1985, CD-ROM computer software products first became available, but for several years this format was limited to institutional users such as libraries, schools, and large corporations. Standardization in multimedia technology and the subsequent introduction of multimedia PCs for consumers in 1992 led to a boom in the market for CD-ROM products. The worldwide installed base of CD-ROM readers doubled each year from 1992 to 1995, when the installed base approached 70 million.

     The installed base of CD and DVD drives is a significant factor driving demand for the services provided by Zomax and other multimedia manufacturers. Currently, multimedia manufacturers can be divided into three categories: 1) major international music company CD manufacturers who are primarily captive providers to their affiliated music companies, 2) independent CD manufacturers, and 3) small localized manufacturers. Affiliates of major international music companies and independent manufacturers collectively produced a majority of the 1997 worldwide output of CD-ROM and CD-Audio. Most OEMs and software publishers in the computer industry utilize independent manufacturers like Zomax to take advantage of their manufacturing expertise and capital investment, enabling the OEMs and publishers to concentrate on their own core competencies. This reliance enables the OEMs and software publishers to reduce costs, accelerate time to market, access advanced manufacturing and design capabilities, focus resources, reduce capital investment, improve inventory management and purchasing power, and access manufacturing, warehousing, and distribution capabilities in a variety of geographic regions.

CD-ROM and Diskette Market

     CD-ROM (compact disc-read only memory) technology offers the memory capacity necessary to fully integrate sound, graphics and text. A single CD-ROM can store approximately 630 megabytes of information (the equivalent of 200,000 pages of text) and supply high definition images, data, stereo sound, video and text. CD-ROM is ideally suited for the storage of large amounts of stable information for distribution to diverse user populations. Although CD-ROM products were initially limited to business and professional applications such as library references, the widespread presence of CD-ROM drives in personal computers has created an enormous retail market for entertainment and "edutainment" CD-ROM products.

     Some software publishers continue to require output in both CD-ROM and diskette formats. Despite a declining trend in diskette sales as CD-ROM and DVD-ROM sales grow, diskette sales are expected to continue to be a meaningful source of revenue in the near future.

DVD Market

     As multimedia applications have expanded and become more complex, so has the demand for improvement in the storage capacity of CD-ROM units. The new DVD (digital versatile disc) technology is the next step after CD-ROM in the evolution of digital information storage. DVD technology incorporates two CDs, each one-half the thickness of standard CDs, bonded together to form one DVD. As a result, depending on the configuration DVD-ROMs can store from 4.7 to 17 gigabytes of information, approximately seven to 27 times the storage capacity of CD-ROMs. DVD-Video products can hold a full-length motion picture (135 minutes) on a standard-sized CD with video and audio quality superior to current videocassette quality. Beginning late in 1997 and continuing in 1998, equipment manufacturers are incorporating DVD technology into console players (used only to play movies), as well as in personal computers as a means for reading DVD-ROM format software. DVD-Video equipment manufacturers and movie production companies have not yet agreed on a standard DVD-Video delivery system format, and at present at least two competing and incompatible delivery systems exist.

CD-Audio and Cassette Market

     The first major application of CD technology was in the prerecorded music market. Consumer acceptance of CD-Audio has been driven by its demonstrated advantages over other formats in sound quality, random accessing and indexing of data and by the market penetration of CD players. CD-Audio has become the standard for home audio systems, with an installed base of 171 million in North and South America and 455 million worldwide. Additional significant market expansion has resulted from increased sales of in-car and portable CD players.

     The audio cassette is expected to continue to be a significant format in the market, particularly in the audio book and spoken word market. The Recording Industry Association of America estimated that 172.6 million audio cassette units were distributed in the U.S. in 1997, down from 225.3 million units in 1996. Although a high level of hardware penetration indicates a continuing demand for audio cassettes for several years, there can be no assurance that audio cassettes will continue to be in demand in the future.

RMA Processing

     Software publishers and computer hardware manufacturers require receiving, disassembly, sorting, recycling, repackaging, and redistribution capabilities to effectively process returned merchandise. Although many software publishers and computer hardware OEMs still dedicate in-house resources to RMA services, significant and increasing demand exists for outsource services from providers who can reliably process returned software. Such outsourcing frees software publishers and OEMs from high costs associated with dedicating internal facilities and personnel to processing returned products and enables them to benefit from the outsource provider's efficiencies due to higher volume and greater expertise.

Services

     The Company believes that it offers the most comprehensive range of multimedia manufacturing services. These value-added services cover each aspect of a software product's life cycle. Zomax provides its customers with a turnkey solution to managing the logistics of the manufacturing process. Customers can engage Zomax on a service-by-service basis, depending on their needs.

     Graphic Design. The Company works directly with its customers in developing product and packaging designs.

     Print Management. The Company receives print specifications from its customers, facilitates printing purchases and implements quality controls to ensure on-time delivery of the end product. Additionally, Zomax manages the print inventory of its customers to assist them in order fulfillment.

     Mastering. Through mastering process, metal stampers are created which contain the bytes of data in a digital format. The metal stampers are then mounted in the plastic injection molding equipment to create the disc. The mastering process forms the master image of the CD from which the polycarbonate replicas are molded. A laser beam recorder transfers the digital information onto a photo-sensitive coating applied to a glass mastering substrate. This process creates the "glass master" with the characteristic CD pits etched in the photo-sensitive coating. The mastering process is critical to product quality and is therefore conducted in a clean-room environment free of microscopic contaminants which can obscure large amounts of data. The Company's newly acquired mastering system has the capability of creating DVD masters.

     Replication. The Company has the capabilities to replicate CD-ROMs, CD-Audio, cassettes and diskettes. With the completion of certain plant reconfigurations, the Company expects to have the capability to replicate DVD-ROM and DVD-Video in mid-1998. The replication of CDs utilizes a fully integrated robotic line process which incorporates a plastic injection molding press and metalizing, lacquering and inspection equipment. High quality, CD-grade polycarbonate is injected into the mold cavity where the metal stamper has been mounted. The clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player. A thin layer of lacquer is then applied over the metal to protect it and to serve as a base for printing on the disc. Unacceptable CDs are detected and discarded through the inline inspection process. The Company has currently 11 CD production lines at its facilities in Minnesota and California.

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

     Computer diskettes are duplicated on multiple duplicating drives which are connected to a PC-based controller. The master diskette is read into the system and the controller sends the image of the master to each duplicating drive, writing the information to the blank diskettes. Each diskette is verified after being duplicated. After duplication, the diskettes are labeled, collated, if necessary, and packaged for distribution.

     Printing. Printing, which is the final production process, is performed in batches off-line in order to take advantage of the high speed nature of the printing process while avoiding the production delays typically required for printer setup. The Company's printing equipment includes screen printing presses with capabilities of up to six color printing. The Company produces its own screens and custom mixes all ink in-house. Automated label and print quality inspection equipment is integrated with the screen printers to ensure high quality control and reduce the need for manual quality inspection.

     Packaging. The Company has equipment to provide for commonly requested packaging configurations. Currently, the standard CD packaging configuration is the plastic "jewel box" with customer or Zomax supplied print material in the bottom and top of the box. The standard audio cassette packaging is the "Norelco box." For non-automated assembly requirements, the Company provides a full range of hand assembly options. As part of its dedication to be full-service provider, the Company works with its customers to develop sophisticated retail packaging configurations.

     Warehousing (Inventory Management). By offering warehousing and inventory management services to its customers, Zomax can aid its customers in their efforts to reduce costs as well as the time it takes to get products to market. The Company is in the process of enhancing its management information systems to allow it to coordinate its customers' inventory, replication and RMA processing needs.

     Fulfillment and Distribution Services. The Company offers its customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Zomax can receive and fulfill orders on a daily basis. The Company's warehousing services offer customers the opportunity to have their products shipped directly into their distribution channels, enabling them to be more responsive to market demand.

     RMA Processing. Zomax recently expanded its array of services to include software and hardware returned merchandise processing services. With the addition of this service, the Company can offer its customers a solution to the difficult problem of handling returned, obsolete and excess inventory. At the Company's facilities in California, Indiana, Ireland, Massachusetts and Minnesota, Zomax employees receive, sort, count, recycle, re-price, repackage and redistribute returned software merchandise into the market. The Company also receives, tests and redistributes hardware at one of its California facilities. The Company believes that it is the largest independent provider of RMA processing services.

Marketing and Sales

     The Company markets and sells its multimedia products and services to software publishers, such as Novell, Inc., and computer manufacturers, such as Gateway 2000, book publishers, independent recording studios, marketing groups and data base suppliers. Zomax currently services over 300 customers in these industry segments.

     Zomax's marketing strategy is to focus on a niche of various media markets, such as multimedia software publishers and independent record labels, that require personal service, flexibility, fast turn-around time and the turnkey services the Company offers. The Company has successfully marketed itself to these target market groups by emphasizing its ability to take the information to be duplicated and perform, or arrange for the performance of, all of the steps in the process from replication to packaging to delivery.

     The Company has obtained select authorized replicator status with Microsoft, Inc. that allows the Company to replicate Microsoft(R) products for Gateway 2000, a licensee of Microsoft(R) products. As the Company pursues diversification of its customer base, the Company intends to seek authorization to replicate Microsoft(R) products for additional OEMs and licensees of these products. In addition, the Company has passed the rigorous testing required to become an Apple(R)-approved vendor; however, no significant sales to date have resulted from attaining this status.

     One of the Company's primary customers has been, and is expected to continue to be, Gateway, a major manufacturer of IBM-compatible personal computers. In 1996 and 1997, Gateway accounted for 26.1% and 48.4% of the Company's total revenues, respectively. Zomax is a primary supplier of CDs to Gateway and was named Gateway's 1997 Supplier of the Year in North America.

     The Company employs a direct sales staff force that is responsible for maintaining relationships with existing customers and developing new business relationships. The sales staff is supported by a customer service staff that is responsible for ensuring that each order is processed on a timely basis, that all required support materials are in place and that quality levels are achieved.

Competition

     The multimedia product manufacturing and service industry is highly competitive and experiencing a trend of consolidation. Participants in this industry are divided into three distinct categories, each consisting of niche producers that service a defined set of customer needs:

          Affiliates  of major  international  music  companies.  This  category consists of large manufacturers who are affiliated with major international music companies such as Sony Music Entertainment, Inc., PolyGram Holdings, Inc., Warner Music, BMG Music and EMI Music. These manufacturers dedicate most of their production to the affiliated record labels and typically offer a very limited amount of turnkey services.

          Independent manufacturers. Participants in this category include companies such as Zomax, Disctronics, Inc., Denon Electronics, Inc., Kao Infosystems Company, Cinram International Inc., Nimbus CD International, Inc. and Metatec Corporation. Independent manufacturers generally have the ability to handle large volume requirements and have varying degrees of service capability. However, most independent manufacturers do not typically offer as comprehensive a range of outsource services as Zomax.

          Small localized manufacturers. Manufacturers in this category are quite small, with one or two production lines, and offer a limited range of related services. The complexity of the manufacturing process and the large capital investment required to maintain and upgrade this process are likely to severely limit these small manufacturers, and potential entrants into the market, from pursuing a large segment of the market.

     Other existing technologies also compete with the Company's products that deliver digital information. Portable media, such as digital audio tape, digital compact cassette and mini-disc have already been introduced commercially but have not yet achieved widespread consumer acceptance. In addition, one-time recordable CDs ("CD-R") are available and are often used to replicate short run products that are more expensive to manufacture in the traditional manner. The Company does not expect any of these technologies to expand beyond their current market niches in the near future.

     Electronic on-line delivery of digital information, such as through the Internet, is a potential future competitor of CD and DVD technology. The Company believes that current and projected transmission speeds and infrastructure limitations of on- line delivery systems will prevent them from replacing CD and DVD technology in the foreseeable future. In addition, future advances in CD and DVD technology, such as higher speed drives and greater data compression, could increase the advantages of these technologies over electronic on-line delivery and other potential competitive technologies.

     Competition in the hardware and software RMA processing industry segment is extremely fragmented. Generally, participants in this industry segment include a number of independent companies as well as publishers and OEMs that dedicate in-house resources to RMA processing.

     Many of the Company's national and regional competitors are, and future potential competitors may be, larger and more established with greater financial and other resources than the Company, particularly as consolidation in the industry continues. As a result, such competitors may be able to respond more quickly to market changes or to devote greater resources to the manufacture, promotion and sale of their products and services than can the Company.

     The Company believes that it competes favorably with its competitors with respect to quality, service, reliability, price, manufacturing capacity and timely delivery of product, the principal competitive factors in this industry. The Company also believes that customers are willing to incur additional costs for extra services. As such, to enhance its competitive position, the Company offers a full range of value-added services to customers including design, preparation and printing of artwork and packaging, warehousing and shipping and RMA processing.

Proprietary Rights

     Zomax, like most other CD manufacturers, uses patented technology primarily under nonexclusive licenses. These licenses generally provide for the payment of royalties based upon the number, size and use of CDs sold and terminate either upon the expiration of the patent being licensed or on a date certain.

     Zomax currently has license agreements with U.S. Philips Corporation ("Philips") and Discovision Associates ("DVA"). These agreements grant to Zomax non-exclusive, royalty-bearing, non-transferable licenses to make, use and sell CDs. The royalty payments due under the licenses generally depend of the number of CDs manufactured, their size and their use. The Company's license from Philips expires in 2006. The term of the DVA license continues until the expiration of the last DVA patent covered by the license which is currently in 2010. This date may change in the event of a patent invalidity ruling, premature expiration of a currently licensed patent or the subsequent issuance of a related patent.

     The Company will also be required to obtain licenses from the owners of DVD technology to manufacture DVDs. Although the Company expects to obtain such licenses, no assurances can be made that such licenses will be obtained and the Company cannot predict the amount of the royalty that will be payable under any such license.

Employees

     The Company has approximately 435 full-time employees and hires additional employees on a temporary, full-time basis to perform manufacturing-related services as the need arises. The Company currently operates its Minneapolis facility 24 hours a day, seven days a week. The Company believes that its relations with its employees are good. None of the Company's employees is covered by a collective bargaining agreement.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases several facilities throughout the U.S. and one site in Europe. The following table sets forth information about the Company's facilities. All of the facilities listed below, with the exception of the main headquarters in Minnesota, were acquired by the Company during the last 12 months. Management believes its facilities are adequate for the Company for the foreseeable future.

              Approximate Square     Lease
 Location          Feet            Expiration  Services
---------     ------------------   ----------  --------
Billerica,
Massachusetts      25,000            1999      RMA processing

Dublin,
Ireland            10,000            2002      RMA processing

Hayward,
California         64,000            2002      RMA processing and hardware
                                               return testing and processing

Indianapolis,
Indiana            16,000            2002(1)   Diskette replication, packaging,
                                               fulfillment and distribution

Minneapolis,
Minnesota          92,000            2000(2)   Graphic design, print management,
                                               mastering, replication, printing,
                                               packaging, warehousing,
                                               fulfillment, distribution and
                                               RMA processing

San Jose,
California        250,000            2002(3)   Includes new facility completed
                                               in 1998 to provide graphic
                                               design, print management,
                                               mastering, replication, printing,
                                               packaging, warehousing,
                                               fulfillment, distribution and RMA
                                               processing

--------------------
(1)  Option to extend for an additional five years.
(2) Lease with Nathan Lane Partnership, LLP (described below) expires in 2000 but has an option to extend two additional terms of three years each. Lease for additional facility expires in 2000 but has an option to extend for an additional three years.
(3) Includes leases for three different sites, two of which expire in 2002 but have options to extend for an additional five years. The third lease, covering the Berryessa facility (described below), expires in 1999.

     The Company leases a majority of its manufacturing, office and warehouse space in Minneapolis, Minnesota from Nathan Lane Limited Partnership, a Minnesota limited liability partnership of which Mr. Phillip T. Levin, Chairman of the Board of Zomax, owns a one-third interest. Pursuant to this lease, as amended, the Company leases approximately 64,000 square feet at an average base rent of $4.57 per net rentable square foot per annum. The Company is also obligated to pay its proportionate share of taxes and operating expenses.

     Pursuant to the Company's lease of its primary manufacturing facility in San Jose, the Company leases approximately 108,000 square feet at an average base rent of $3.06 per square foot per annum for the first year of the lease and increasing by 3.0% each year thereafter. This lease commenced in 1997 and expires in 2002, but the Company may, at its option, extend the lease term for an additional five years.

     The Company leases its Berryessa Road facility in San Jose under a sublease from Novell, Inc. At this facility, the Company provides services primarily to Novell under the terms of an Agreement for Manufacturing Turnkey Products.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in claims arising in the normal course of business. In management's opinion, the final resolution of these claims should not have a material adverse effect on the Company's financial position or results from operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ZOMX." The following table sets forth, for the periods indicated, the high and low bid prices per share since May 10, 1996, the date of the Company's initial public offering of Common Stock. These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.



        Fiscal Year Ended December 27, 1996:                                         High                Low
        Second Quarter (from May 10, 1996)...................................       $7.57               $6.75
        Third Quarter........................................................        8.63                6.75
        Fourth Quarter.......................................................        7.88                5.00

        Fiscal Year Ended December 26, 1997:

        First Quarter........................................................       $7.38               $4.75
        Second Quarter.......................................................        7.63                4.13
        Third Quarter........................................................       10.38                7.75
        Fourth Quarter.......................................................       15.00               10.50




     The Company has never declared or paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development of its business.

     As of March 18, 1998, there were approximately 110 record holders of the Company's Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which the Company has obtained from its transfer agent, there are approximately 2,700 stockholders of the Company's Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     The Company is a full-service, turnkey provider of CDs, cassettes, diskettes and related services. The Company services the multimedia needs of a wide variety of customers, including software distributors, computer manufacturers, book publishers, independent record labels, and other producers of multimedia products for retail distribution. In addition to actually replicating information on CDs, cassettes, and diskettes, the Company offers its customers a "one-stop shop" with a full range of related services such as package design, graphics design, printing, mastering, packaging, warehousing, distribution and returns processing.

     The Company was incorporated on February 22, 1996 and completed the initial public offering of its common stock on May 10, 1996. Upon completion of the initial public offering, the Company acquired all of the operating assets, liabilities, and debt of Zomax Optical Media Limited Partnership (Partnership) in a tax-free exchange for 2,800,000 shares of its common stock. This transfer was accounted for at historical cost with no change in the book and tax bases of the assets contributed and liabilities and debts assumed, except for tax effects resulting from converting from a partnership to a corporation.

     On March 31, 1997, the Company acquired the outstanding shares of Benchmark Media Services, Inc. ("Benchmark"). Benchmark is a software media replicator with operations in Plymouth, Minnesota and Indianapolis, Indiana. On May 1, 1997, the Company acquired the outstanding shares of Trotter Technologies, Inc. ("Trotter"). Trotter is a returned merchandise processing, warehousing and distribution company based in San Jose, California servicing the software publishing market. These acquisitions were accounted for using the purchase method of accounting.

     On February 4, 1998, Primary Marketing Group ("PMG") and Next Generation Services LLC ("NGS") were merged with and into Zomax Services, Inc. (the "Subsidiary"), a wholly-owned subsidiary of the Company pursuant to a Merger Agreement dated February 3, 1998 (the "Merger"). In the Merger, all issued and outstanding shares of PMG Common Stock and membership interests in NGS were converted into the right to receive 795,860 shares of the Company's Common Stock. Prior to the Merger, PMG and NGS provided manufacturer's representative services and returned merchandise processing services in the computer hardware and software publishing industries from facilities located in and around San Jose, California and Boston, Massachusetts. The Company intends to provide substantially the same products and services that PMG and NGS provided prior to the merger.

     As a result of the Merger, the Subsidiary succeeded to PMG's 78% ownership stake in the capital stock of Primary Marketing Group Limited ("PMG Limited"), a company incorporated under the laws of Ireland. Simultaneous to the Merger, the Subsidiary acquired the remaining 22% of the outstanding capital stock of PMG Limited in exchange for 4,142 of the Company's Common Stock pursuant to the terms of a Stock Purchase Agreement dated February 3, 1998 (the "Acquisition"). PMG Limited's business consists of providing returned merchandise processing and manufacturer's representative services in the computer hardware and software publishing industries from facilities located in Dublin, Ireland. The Merger and Acquisition will be accounted for using the pooling of interests method of accounting.

Results of Operations

     The following table sets forth certain operating data as a percentage of sales for the periods indicated.


                                                                                         (Predecessor
                                            Year Ended              Year Ended           Partnership) Year
                                           Dec. 26, 1997           Dec. 27, 1996         Ended Dec. 31, 1995
                                           ----------------        ---------------       -------------------
Sales                                          100.0  %               100.0  %                  100.0  %
Cost of goods sold                              74.0  %                71.5  %                   75.9  %
                                               -------                -------                   -------
Gross profit                                    26.0  %                28.5  %                   24.1  %
Selling, general & administrative               15.5  %                16.4  %                   15.5  %
                                               -------                -------                   -------
Operating income                                10.5  %                12.1  %                    8.6  %
Interest expense                                (1.1) %                (1.9)  %                  (2.4) %
Interest income                                   .6  %                 1.5  %                     .5  %
                                               -------                -------                   -------
Income before income taxes                      10.0  %                11.7  %                    6.7  %
                                               -------                -------                   -------


Sales

     Sales increased 104% to $37.9 million in 1997 from $18.5 million in 1996 as compared to $13.2 million in 1995. The 1997 sales increase was attributable to a 69% increase related to new and existing customers with the remaining from companies acquired during the year. The 1997 sales increase resulted from a 70% increase in CD sales and a 1200% increase in diskette sales to $7.4 million, partially offset by a 12% decline in audio cassette sales. The higher sales in 1996 over 1995 resulted principally from a 46% increase in CD sales and the addition of diskette duplicating services, offset by a 16% decline in audio cassette sales. Substantially all of the increase in CD sales in 1997 and 1996 was due to an increase in the number of units sold. The Company believes the growth in CD sales resulted from increased production capacity in both 1997 and 1996, increased marketing efforts and the strategy of being a full service provider of multimedia products and related services.

Cost of goods sold

     Cost of goods sold as a percentage of sales was 74.0%, 71.5% and 75.9% for 1997, 1996 and 1995, respectively. One significant reason for the change in the cost of goods sold percentage is the amount of CD outsourcing required by the Company. The Company outsources its CD production when customer orders exceed its production capabilities. The Company outsourced 9% of its CD sales during 1997 as compared to 3% in 1996 and 35% in 1995. The cost for such outsourced production is significantly higher than the cost of CDs produced by the Company. The Company was able to reduce its outsourcing from 1995 levels by increasing its CD manufacturing capacity in 1997 and 1996 through the purchase of new machinery.

Selling, general and administrative expense

     Selling, general and administrative expense as a percentage of sales was 15.5% in 1997, 16.4% in 1996 and 15.5% in 1995. From 1996 to 1997, selling, general and administrative expense decreased as a percentage of sales, but increased in absolute dollars by $2.8 million. The dollar increase resulted primarily from general increases in sales volumes and growth of the Company. The increase in 1996 from 1995 levels resulted principally from an increase in salary expense, due to hiring additional corporate staff in sales, customer service, accounting and other administrative functions. In 1996, the Company also increased its reserve for doubtful accounts, principally due to the uncertainty regarding the collection of certain receivable balances and an overall increase in accounts receivable balances. In 1996 and 1997, the Company also incurred additional costs associated with being a public company.

Interest income (expense)

     Interest income was $222,120, $284,624 and $70,956, for 1997, 1996 and 1995
respectively. Interest income increased in 1996 with the investment of the proceeds from the Company's initial public offering in May 1996. Interest expense was $408,415, $357,166, and $318,087 for 1997, 1996 and 1995,
respectively. Interest expense increased with borrowings to finance purchases of additional CD manufacturing equipment in 1997 and 1996.

Income tax provision

     The Company's effective income tax rate for 1997 was 39.7% as compared to 40.4% for the period from May 11, 1996 through December 27, 1996. Prior to May 11, 1996, the Company operated as a partnership for income tax purposes.

Liquidity and Capital Resources

     As of December 26, 1997, the Company had cash totaling $5,018,903 and working capital of $4,021,175. The decrease in cash and working capital from 1996 levels of $6,914,899 and $7,810,373, respectively, resulted primarily from cash used in purchases of property and equipment and general growth of the Company. The Company has committed to the purchase of equipment at a cost of $5.1 million in 1998. The majority of this equipment is related to the construction of a new CD facility in San Jose, California. The Company plans to finance these purchases with long term financing and cash. The Company has a revolving line of credit facility for up to $5 million of borrowings limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at December 26, 1997. In addition, the Company has $4.6 million available under a capital term loan facility. The Company believes that it has sufficient liquidity and capital resources to meet its operating needs and capital expenditure requirements for the foreseeable future.

     In 1997, the Company generated $5.0 million of cash from operations as compared to $2.1 million in 1996 and used $.2 million in 1995. In 1997, the Company purchased $5.7 million of equipment as compared to $4.0 million in 1996 and $2.4 million in 1995. During 1997, the Company financed equipment purchases totaling $3,650,000 with long term debt compared to $791,000 financed with long term debt in 1996 and $2.0 million in 1995.

Seasonality

     The demand for CDs and other multimedia consumer products is seasonal, with increases in the fall reflecting increased demand relative to the new school year and holiday season purchases. This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters generally being the strongest.

Inflation

     Historically, inflation has not had a material impact on the Company. The cost of the Company's products is influenced by the cost of raw materials and labor. There can be no assurance that the Company will be able to pass on increased costs to its customers in the future.

Outlook

     The statements contained in this Outlook section and elsewhere in this Annual Report are based on current expectations. These statements are forward looking and are made pursuant to the safe harbor provisions of the Private

Securities Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty.

     The Company believes the total number of CDs sold worldwide will continue to grow in 1998. 1998 unit prices are expected to remain somewhat consistent as the number of CD manufacturers and production capacity for existing manufacturers has not grown significantly. Further, the Company believes that its recent acquisitions will make significant contributions to its sales in 1998. The Company believes it has the personnel, strategies and financial strength in place to support the expected increase in sales growth with a minimum increase in salaried personnel. However, increases in the Company's sales and its ability to be a leader in the industry depends on its ability to manage industry changes as well as its own growth and organizational changes, particularly with respect to the integration of recent acquisitions.

     The Company plans to expand its manufacturing capacity with the construction of a new facility in San Jose in the first quarter of 1998 and additional molding equipment in the second half of 1998. Also in the first half of 1998, the Company expects to complete upgrades to its facilities, enabling it to manufacture DVDs, which the Company believes may have a significant impact on the software publishing industry, and thus, on many of its customers. The Company believes that these advancements will allow it to pursue a broader customer base and improve the quality of its products. The Company intends to finance these purchases with long term financing and existing cash. Additionally, the Company intends to expand its operations nationally by increasing its presence on the East and West coasts as well through plant start-ups or acquisitions. There can be no guarantee, however, that the Company will be able to secure the necessary financing or find suitable expansion opportunities. Its inability to do so will result in the delay or cancellation of planned equipment purchases and the need to forego other growth plans, which may adversely impact the Company's ability to meet market demand or expand operations. Further, there can be no assurance that market demand will support these changes or that any acquisitions, plant start-ups or equipment purchases will be successfully integrated into the Company's operations.

     If CD market demand does not continue to grow as expected, revenue growth would be adversely impacted and the manufacturing capacity installed may be underutilized. Pricing strategies of competitors and general economic factors, such as consumer confidence and inflation, all impact the Company.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements of the Company are included immediately following the signature page of this report on the pages indicated:

                                                                         Page
 Report of Independent  Public Accountants dated February 21, 1998        F-1
 Consolidated  Balance  Sheets as of  December  26,  1997 and
    December 27, 1996                                                     F-2
 Consolidated  Statements of Operations for
    Years Ended December 26, 1997, December 27, 1996
    and December 31, 1995                                                 F-3
 Consolidated  Statements of Partners' Capital and Shareholders'
    Equity for Years Ended December 26, 1997, December 27,
    1996 and December 31, 1995                                            F-4
  Consolidated  Statements of Cash Flows for Years Ended  December
     26, 1997,  December 27, 1996 and December 31, 1995                   F-5
  Notes to Consolidated Financial Statements                              F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

     The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Election of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 14, 1998. Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is contained in the section entitled "Executive Compensation" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 14, 1998. Such information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the sections entitled "Principal Shareholders and Management Shareholdings" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 14, 1998. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the section entitled "Certain Transactions" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 14, 1998. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         The following exhibits are included in this report: See "Exhibit Index" immediately following financial statements following the signature page of this Form 10-KSB.

         (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1997. Subsequently, the Company filed a Form 8-K dated February 4, 1998 to report the acquisition of Next Generation Services, LLC and Primary Marketing Group.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ZOMAX OPTICAL MEDIA, INC.

Date:  March 25, 1998

                                        By /s/ James T. Anderson
                                           James T. Anderson
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Each person whose signature appears below constitutes and appoints James T. Anderson and James E. Flaherty as the undersigned's true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name                         Title                                Date

/s/ James T. Anderson        President, Chief Executive Officer   March 25, 1998
James T. Anderson            and Director (principal executive
                             officer)

/s/James E. Flaherty         Chief Financial Officer              March 25, 1998
James E. Flaherty            and Secretary (principal financial
                             and accounting officer)

/s/Phillip T. Levin          Chairman of the Board                March 25, 1998
Phillip T. Levin

                             Director
Robert Ezrilov

/s/Howard P. Liszt           Director                             March 25, 1998
Howard P. Liszt

/s/Janice Ozzello Wilcox     Director                             March 25, 1998
Janice Ozzello Wilcox

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Zomax Optical Media, Inc.:

We have audited the accompanying consolidated balance sheets of Zomax Optical Media, Inc. (a Minnesota corporation which operated as Zomax Optical Media Limited Partnership through May 10, 1996) and Subsidiaries as of December 26, 1997 and December 27, 1996, and the related consolidated statements of operations, partners' capital and shareholders' equity and cash flows for each of the three fiscal years in the period ended December 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zomax Optical Media, Inc. and Subsidiaries as of December 26, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1997, in conformity with generally accepted accounting principles.



                                                  /S/ ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
February 21, 1998

                   ZOMAX OPTICAL MEDIA, INC. AND SUBSIDIARIES
             (Successor to Zomax Optical Media Limited Partnership)

                           Consolidated Balance Sheets

                                                                                      December 26,       December 27,
                                                                                          1997              1996
                                                                                     -------------      ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $ 5,018,903        $ 6,914,899
   Accounts receivable, net of allowance for doubtful accounts
      of $781,000 and $531,000                                                          6,105,574          3,944,929
   Inventories                                                                          1,465,911          1,262,665
   Deferred income taxes                                                                  897,000            494,000
   Prepaid expenses and other                                                             781,265            110,443
                                                                                     ------------       ------------
               Total current assets                                                    14,268,653         12,726,936

PROPERTY AND EQUIPMENT, net                                                            13,560,563          7,574,501

GOODWILL, net                                                                           1,228,023                  -

OTHER ASSETS, net                                                                          27,572            138,416
                                                                                     ------------       ------------
                                                                                      $29,084,811        $20,439,853
                                                                                     ============       ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable                                                   $ 2,153,950        $ 1,508,607
   Accounts payable                                                                     2,835,069          1,590,088
   Accrued expenses:
      Accrued royalties                                                                 2,994,768            793,468
      Accrued compensation                                                                939,387            466,896
      Other                                                                               328,422            249,685
   Income taxes payable                                                                   240,882            513,819
                                                                                     ------------       ------------
               Total current liabilities                                                9,492,478          5,122,563

LONG-TERM NOTES PAYABLE, net of current portion                                         3,040,642          1,714,374

DEFERRED INCOME TAX LIABILITY                                                             755,000            485,000

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 15,000,000 shares authorized; 4,450,815 and
      4,385,000 shares issued and outstanding                                          12,504,982         12,133,585
   Retained earnings                                                                    3,291,709            984,331
                                                                                     ------------       ------------
               Total shareholders' equity                                              15,796,691         13,117,916
                                                                                     ------------       ------------
                                                                                      $29,084,811        $20,439,853
                                                                                     ============       ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   ZOMAX OPTICAL MEDIA, INC. AND SUBSIDIARIES
             (Successor to Zomax Optical Media Limited Partnership)

                      Consolidated Statements of Operations


                                                                                   For the Years Ended
                                                                   ---------------------------------------------------
                                                                   December 26,       December 27,        December 31,
                                                                       1997               1996               1995
                                                                   ------------       -----------        -----------
SALES                                                              $37,906,853        $18,547,796        $13,217,539

COST OF SALES                                                       28,033,354         13,270,046         10,036,991
                                                                   ------------       -----------        -----------
               Gross profit                                          9,873,499          5,277,750          3,180,548

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                                     5,859,326          3,050,980          2,053,443
                                                                   ------------       -----------         ----------
               Operating income                                      4,014,173          2,226,770          1,127,105

INTEREST EXPENSE                                                       408,915            357,166            318,087

INTEREST INCOME                                                       (222,120)          (284,624)           (70,956)
                                                                   ------------       -----------         ----------
               Income before income taxes                            3,827,378          2,154,228        $   879,974

PROVISION FOR INCOME TAXES                                           1,520,000            668,000                  -
                                                                   ------------       -----------         ----------
NET INCOME                                                         $ 2,307,378        $ 1,486,228        $   879,974
                                                                   ===========        ===========         ==========
PRO FORMA (Notes 1 and 8):
   Income before income taxes                                                         $ 2,154,228        $   879,974
   Provision for income taxes                                                             863,000            340,000
                                                                                      -----------         ----------
   Net income                                                                         $ 1,291,228        $   539,974
                                                                                      ===========         ==========
EARNINGS PER SHARE (Pro forma for 1996 and 1995--Note 6):
         Basic                                                     $      0.52        $      0.34        $      0.19
                                                                   ===========        ===========         ==========
         Diluted                                                   $      0.51        $      0.34        $      0.19
                                                                   ===========        ===========         ==========
   Weighted average number of shares outstanding-
         Basic                                                       4,424,166          3,789,875          2,800,000
                                                                   ===========        ===========         ==========
         Diluted                                                     4,557,509          3,801,444          2,800,000
                                                                   ===========        ===========         ==========


              The accompanying notes are an integral part of these
                            consolidated statements.

                   ZOMAX OPTICAL MEDIA, INC. AND SUBSIDIARIES
             (Successor to Zomax Optical Media Limited Partnership)

      Consolidated Statements of Partners' Capital and Shareholders' Equity



                                                                                             Shareholders' Equity
                                                                                     -------------------------------
                                                                         Partners'     Common Stock         Retained
                                                                          Capital    Shares     Amount      Earnings     Total
                                                                         --------    ------     ------      --------     -----

BALANCE, December 31, 1994                                              $1,634,632           -    $       -   $      -  $ 1,634,632
   Partner capital contributions, net of issuance costs                  1,527,735           -            -          -    1,527,735
   Repurchase of limited interests                                        (300,000)          -            -          -     (300,000)
   Net income                                                              879,974           -            -          -      879,974
   Distributions to partners                                              (253,084)          -            -          -     (253,084)
                                                                        ----------  ----------   ----------  ---------   ----------
BALANCE, December 31, 1995                                               3,489,257           -            -          -    3,489,257
   Net income                                                              501,897           -            -    984,331    1,486,228
   Distribution to partners                                             (1,109,419)          -            -          -   (1,109,419)
   Exchange of partnership interests for common stock in the Company    (2,881,735)  2,800,000    2,881,735          -            -
   Sale of common stock at $6.75 per share, net of offering costs of $1,446,900
                                                                                 -   1,585,000    9,251,850          -    9,251,850
                                                                        ----------  ----------   ----------  ---------   ----------
BALANCE, December 27, 1996                                                       -   4,385,000   12,133,585    984,331   13,117,916
   Common stock issued under Employee Stock Purchase Plan                        -       6,547       30,606          -       30,606
   Common  stock  issued  in  connection   with  the
     acquisition   of  Trotter
Technologies, Inc. on May 1, 1997                                                -      59,268      340,791          -      340,791
   Net income                                                                    -           -            -  2,307,378    2,307,378
                                                                        ----------  ----------   ----------  ---------   ----------
BALANCE, December 26, 1997                                              $        -   4,450,815  $12,504,982 $3,291,709  $15,796,691
                                                                        ==========  ==========   ==========  =========   ==========



                          The accompanying notes are an
                integral part of these consolidated statements.

                   ZOMAX OPTICAL MEDIA, INC. AND SUBSIDIARIES
             (Successor to Zomax Optical Media Limited Partnership)

                      Consolidated Statements of Cash Flows

                                                                                           For the Years Ended
                                                                           -----------------------------------------------
                                                                            December 26,       December 27,   December 31,
                                                                                1997               1996            1995
                                                                            -----------        -----------    -----------
OPERATING ACTIVITIES:
   Net income                                                               $2,307,378         $1,486,228     $  879,974
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities-
         Depreciation and amortization                                       2,156,256          1,046,952        542,122
         Deferred income taxes                                                (133,000)            (9,000)             -
         Changes in operating assets and liabilities:
            Accounts receivable                                               (342,019)          (925,596)    (2,527,001)
            Inventories                                                        (44,025)          (475,467)      (375,488)
            Prepaid expenses and other                                        (605,920)            (8,209)       (99,397)
            Accounts payable                                                   131,158           (177,174)     1,062,782
            Accrued expenses                                                 1,817,887            667,755        335,354
            Income taxes payable                                              (272,937)           513,819              -
                                                                            ----------         ----------     ----------
               Net cash provided by (used in) operating activities           5,014,778          2,119,308       (181,654)
                                                                            ----------         ----------     ----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                  (5,692,030)        (3,957,047)    (2,361,683)
   Acquisitions, net of cash acquired                                         (775,094)                 -              -
   Change in other assets                                                      203,457                  -              -
   Sale of financial instruments                                                     -            515,157        519,275
   Purchase of financial instruments                                                 -           (259,000)      (391,406)
                                                                            ----------         ----------     ----------
               Net cash used in investing activities                        (6,263,667)        (3,700,890)    (2,233,814)
                                                                            ----------         ----------     ----------
FINANCING ACTIVITIES:
   Capital contributions, net of issuance costs                                      -                  -      1,527,735
   Proceeds from notes payable-
      Affiliate                                                                      -                  -        207,341
      Other                                                                  3,650,000            790,500      1,845,171
   Repayment of notes payable-
      Affiliate                                                                      -            (78,175)      (129,167)
      Other                                                                 (3,612,467)        (1,294,937)      (685,782)
   Short-term borrowings (repayments)                                         (715,246)                 -              -
   Repurchase of limited interests                                                   -                  -       (300,000)
   Distribution to partners                                                          -         (1,109,419)      (229,855)
   Issuance of common stock, net of offering costs                              30,606          9,251,850              -
                                                                            ----------         ----------     ----------
               Net cash provided by (used in) financing activities            (647,107)         7,559,819      2,235,443
                                                                            ----------         ----------     ----------
               Net increase (decrease) in cash                              (1,895,996)         5,978,237       (180,025)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                         6,914,899            936,662      1,116,687
                                                                            ----------         ----------     ----------
   End of year                                                              $5,018,903         $6,914,899     $  936,662
                                                                            ==========         ==========     ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                                   $  427,224         $  357,055     $  296,524
                                                                            ==========         ==========     ==========
   Cash paid for income taxes                                               $1,953,937         $  162,000     $        -
                                                                            ==========         ==========     ==========
   Common  shares  issued  in  connection   with  the   acquisition  of
     Trotter Technologies, Inc.
                                                                            $  340,791         $        -     $        -
                                                                            ==========         ==========     ==========

                The accompanying notes are an integral part of
                         these consolidated statements.

                   ZOMAX OPTICAL MEDIA, INC. AND SUBSIDIARIES
             (Successor to Zomax Optical Media Limited Partnership)

                   Notes to Consolidated Financial Statements

                     December 26, 1997 and December 27, 1996


1.   Business Description:

Zomax Optical Media, Inc. (the Company) was incorporated on February 22, 1996 and completed its initial public common stock offering on May 10, 1996. Upon completion of the initial public stock offering, the Company received all of the operating assets and liabilities of Zomax Optical Media Limited Partnership (the Predecessor Partnership) in exchange for 2,800,000 shares of its common stock.

The Company is a full-service provider of compact discs (CDs), cassettes, diskettes and related services to a variety of customers operating primarily in North America. The Company markets and sells its multimedia products and services through its own sales force to a wide variety of customers, including recording studios and other producers for retail distribution, distributors, software developers, publishers, marketing groups and database suppliers.

For the year ended December 26, 1997, one customer accounted for 48.4% of the Company's sales. For the years ended December 27, 1996 and December 31, 1995, two customers accounted for 26.1% and 11.8% and 19.1% and 15.9%, respectively, of the Company's sales. At December 26, 1997, two customers accounted for 41.1% and 13.2% of accounts receivable.

2.   Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Benchmark Media Services, Inc. (Benchmark), a Minnesota corporation, and Trotter Technologies, Inc. (Trotter), a California corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year-End

The Company's fiscal year ends on the last Friday of the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Revenue Recognition

The Company records sales revenue at the time merchandise is shipped. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on written customer instructions.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid short-term investments with original maturities of 90 days or less and are recorded at cost, which approximates market value.

Inventories

Inventories, consisting of material, labor and overhead, are stated at the lower of first-in, first-out cost or market.

Inventories were as follows:

                               December 26,      December 27,
                                   1997              1996
                               -----------       -----------
Raw materials                  $1,069,822         $1,132,083
Finished goods                    360,747            126,316
Work in process                    35,342              4,266
                               ----------        -----------
                               $1,465,911         $1,262,665
                               ==========        ===========


Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over the estimated useful lives.

Property and equipment consisted of the following:

                                  December 26,   December 27,
                                      1997           1996           Lives
                                  -----------    -----------      --------

Manufacturing equipment          $16,162,792      $8,782,310       7 years
Office equipment                   1,239,432         630,742      5-7 years
Building improvements                431,496         116,406     Lease term
Vehicles                              54,914          28,918       5 years
                                 -----------      ----------
                                  17,888,634       9,558,376
Less- Accumulated depreciation    (4,328,071)     (1,983,875)
                                 -----------      ----------
Property and equipment, net      $13,560,563      $7,574,501
                                 ===========      ==========

Goodwill

The Company has classified as goodwill cost in excess of fair value of the net assets acquired in connection with the acquisitions described in Note 3. Goodwill is being amortized on a straight-line basis over 15 years.
Amortization expense in 1997 totaled $49,587.

Other Assets

Other assets consist mainly of organization costs, which are amortized over five years. At December 26, 1997 and December 27, 1996, accumulated amortization was $8,833 and $6,833, respectively.

Income Taxes

Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on income tax rates in effect at the balance sheet date.

Fair Value of Financial Instruments

The financial instruments with which the Company is involved are primarily of a traditional nature. For most instruments, including cash, receivables, accounts payable, accrued expenses and short-term debt, the Company has assumed that the carrying amounts approximate fair value because of their short-term nature.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective beginning in 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 will not have a material impact on the Company's financial position or results of operations.

In addition, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in 1998, establishes new standards for segment reporting. Management has not yet determined the impact of SFAS No.
131 on the Company's financial position or results of operations.

3.   Acquisitions:

On March  31,  1997,  the  Company  acquired  all of the  outstanding  shares of
Benchmark for no initial consideration. However, the Company agreed to pay additional consideration based on revenues of Benchmark during 1997. Such levels were not met, therefore no additional consideration was paid. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values. Benchmark's results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition. Benchmark was a software replicator located in Plymouth, Minnesota, with operations in Orlando and Indianapolis.

On May 1, 1997, the Company acquired all of the outstanding shares of Trotter. The purchase price of Trotter was $712,000 payable in cash and 59,268 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values. This treatment resulted in approximately $1.2 million of cost in excess of net assets acquired. Trotter's results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition. Trotter was a return merchandise processing, warehousing and distribution company based in San Jose, California, servicing the software publishing market.

Pro forma consolidated results of operations as if the acquisitions had taken place at the beginning of 1996 are as follows:

                                               For the Years Ended
                                           --------------------------
                                           December 26    December 27
                                               1997            1996
                                           -----------    -----------
              Net sales                    $40,092,000    $26,400,000
              Net income                     2,181,000      1,125,000

              Earnings per share:
                 Basic                     $      0.49    $      0.30
                                           ===========    ===========
                 Diluted                   $      0.48    $      0.30
                                           ===========    ===========

These pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisitions had been effective at the beginning of 1996.

4.   Bank Credit Facilities and Long-Term Notes Payable:

As of December 26, 1997, the Company had a revolving line-of-credit facility with a lender for up to $5,000,000, which expires on April 30, 1999. The interest rate is at prime (8.25% at December 26, 1997). Maximum borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories ($5,000,000 at December 26, 1997). During 1997 maximum borrowings outstanding were $3,000,000. There were no borrowings outstanding at December 26, 1997.

In addition, the Company has a capital expenditure term loan facility with the lender for up to $8,000,000. Borrowings under the capital expenditure term loan may be for up to 60 months, and interest rates will vary based on the length of the term loan and the interest rate structure selected. The interest rate structure that can be selected by the Company varies from a variable rate of prime plus 1/4% or a fixed rate equal to the three-year U.S. Treasury rate plus 3%. At December 26, 1997, amounts available under the term loan facility totaled $4,350,000.

The Company also has several installment notes, with monthly installments payable through November 2001, at interest rates ranging from 8.4% to 10.5%. The notes are collateralized by certain equipment.

Future scheduled maturities of long-term debt are as follows as of December 26, 1997:

              1998                                         $2,153,950
              1999                                          1,294,237
              2000                                            966,930
              2001                                            779,475
                                                           ----------
                             Total                          5,194,592

                 Less current portion                      (2,153,950)
                                                           ----------
                       Long-term notes payable, net
                         of current portion
                                                           $3,040,642
                                                           ==========

The line-of-credit agreement and certain of the notes contain covenants related to levels of net income and net worth. The Company was in compliance with these covenants as of December 26, 1997.

5.   Shareholders' Equity:

On May 10, 1996, the Company completed the sale of 1,400,000 shares of common stock in an initial public stock offering. On June 17, 1996, the underwriter exercised an overallotment option and purchased an additional 185,000 shares. The Company received proceeds from the offering, net of issuance costs, of $9,251,850. The underwriter also purchased, for a nominal purchase price, warrants to purchase 140,000 shares of common stock at a price of $8.10 per share. The warrants are exercisable for a period of four years, commencing one year from the offering date.

6.   Earnings per Share:

The Company follows the procedures of SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes accounting standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding options, warrants and other securities. SFAS No. 128 also requires the restatement of prior years' EPS amounts.

The components of basic EPS, diluted EPS and EPS as previously reported are as follows:

                                                                                       Weighted Average
                                                                                            Shares         Per Share
                                                                        Net Income        Outstanding        Amount
                                                                       ------------    ----------------    ---------

                               1997
Basic EPS                                                                $2,307,378         4,424,166       $0.52
Dilutive effect of stock options and warrants                                     -           133,343       (0.01)
                                                                         ----------         ---------       -----
               Diluted EPS                                               $2,307,378         4,557,509       $0.51
                                                                         ==========         =========       =====

                         1996 (Pro Forma)
Basic EPS                                                                $1,291,228         3,789,875       $0.34
Dilutive effect of stock options and warrants                                     -            11,569           -
                                                                         ----------         ---------       -----
               Diluted EPS                                               $1,291,228         3,801,444       $0.34
                                                                         ==========         =========       =====
EPS as previously reported                                                                                  $0.34
                                                                                                            =====

                         1995 (Pro Forma)
Basic EPS                                                                $  539,974         2,800,000       $0.19
Dilutive effect of stock options and warrants                                     -                 -        -
                                                                         ----------         ---------       -----
               Diluted EPS                                               $  539,974         2,800,000       $0.19
                                                                         ==========         =========       =====

EPS as previously reported                                                                                  $0.19



7.   Stock Plans:

Employee Stock Purchase Plan

In March 1996, the board of directors of the Company adopted an Employee Stock Purchase Plan (the Employee Plan) effective July 1, 1996. The Employee Plan enables employees to contribute up to 10% of their compensation toward the purchase of the Company's common stock at a price equal to 85% of fair market value. A total of 250,000 shares have been reserved for issuance under this plan. In 1997, 6,547 shares were issued under this plan. None were issued in 1996.

Stock Option Plan

In March 1996, the board of directors of the Company adopted the 1996 Stock Option Plan (the Plan) in order to provide for the granting of stock options to employees, officers, directors and independent consultants of the Company at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of grant. In April 1997, the shareholders approved an increase in the number of shares reserved for issuance upon exercise of options granted under the Plan from 600,000 to 850,000. These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire ten years after the grant date.

Information regarding the Company's stock option plan is summarized below:


                                                              1997                               1996
                                                 -----------------------------------------------------------------
                                                                   Weighted                           Weighted
                                                                    Average                            Average
                                                  Shares        Exercise Price        Shares       Exercise Price
                                                  ------        --------------        ------       --------------
Options outstanding, beginning of year
                                                  360,000           $6.79                  -          $   -
   Granted                                        295,000            5.74            395,000            6.79
   Canceled                                             -            -               (35,000)           6.75
                                                  -------           -----            -------           -----
Options outstanding, end of year                  655,000           $6.44            360,000           $6.79
                                                  =======           =====            =======           =====
Options exercisable, end of year                  151,000           $6.72             62,500           $6.75
                                                  =======           =====            =======           =====


Options outstanding at December 26, 1997 have exercise prices ranging between $5.25 and $10.50 and a weighted average remaining contractual life of 9.17 years.

The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25. Since options have been granted at not less than the market value on the date of grant, no compensation expense has been recognized for the stock options granted. Had compensation cost of option grants been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income and EPS, on a pro forma basis, would have been reported as follows:

                                                                  1996
                                                1997          (Pro Forma)
                                             --------         -----------
              Net income:
                 As reported                $2,307,378         $1,291,228
                                            ==========         ==========
                 Pro forma                  $1,794,378         $  921,228
                                            ==========         ==========
              Earnings per share:
                 Basic                      $     0.52         $     0.34
                                            ==========         ==========
                 Diluted                    $     0.51         $     0.34
                                            ==========         ==========
              Pro forma:
                 Basic                      $     0.41         $     0.24
                                            ==========         ==========
                 Diluted                    $     0.39         $     0.24
                                            ==========         ==========

In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

                                                           1997          1996
                                                       ---------       -------
    Risk-free interest rate                               6.72%         6.97%
    Expected life of options granted                   10 years        10 years
    Expected volatility of options granted               50.23%        76.45%
    Weighted average fair value of options granted       $4.47         $5.95


8.   Income Taxes:

The provision for income taxes for the Company was as follows:


                                                               For the Years Ended
                                                 -----------------------------------------------
                                                                   December 27,    December 31,
                                                  December 26,         1996             1995
                                                      1997         (Pro Forma)     (Pro Forma)
                                                 -------------    -------------    ------------

              Current                            $1,653,000          $940,000         $224,500
              Deferred                             (133,000)          (77,000)         115,500
                                                 ----------          --------         --------
                       Total provision           $1,520,000          $863,000         $340,000
                                                 ==========          ========         ========


A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                                                For the Years Ended
                                                   ---------------------------------------------
                                                                      December 27,  December 31,
                                                   December 26,          1996          1995
                                                      1997            (Pro Forma)   (Pro Forma)
                                                   ------------       -----------   -----------
              Statutory federal income tax
                 rate                                 34.0%              34.0%           34.0%
              State income taxes, net of
                 federal income tax benefit
                                                       4.7                4.1             4.0
              Other                                    1.0                2.0             0.6
                                                     -----               ----            ----
              Effective income tax rate               39.7%              40.1%           38.6%
                                                     =====               ====            ====

The components of the deferred tax asset (liability) were as follows:



                                                              December 26,            December 27,
                                                                 1997                     1996
                                                              -----------             -----------
Current:
   Accounts receivable reserves                                 $297,000                $202,000
   Inventories reserves                                          115,000                       -
   Accrued liabilities                                           485,000                 292,000
                                                              ----------              ----------
               Total current deferred tax asset                 $897,000                $494,000
                                                              ==========              ==========

Long-term:
   Long-lived assets                                           ($755,000)              ($485,000)
                                                              ----------              ----------
               Total long-term deferred tax liability          ($755,000)              ($485,000)
                                                              ==========              ==========


9.   Related-Party Transactions:

A significant shareholder of the Company, Metacom, Inc. ( Metacom), provides certain administrative functions, including costs of occupancy, to the Company for a monthly fee. Charges for these services were as follows:

                                             For the Years Ended
                                       -------------------------------
                                       December 26,       December 27,
                                           1997               1996

Administrative support                  $ 32,323             $ 88,194
Occupancy                                599,576              460,218
                                        --------             --------
                                        $631,899             $548,412
                                        ========             ========


In addition, the Company reimbursed Metacom $117,407 and $56,622 in 1996 and 1995, respectively, for certain expenditures for the Company.

Metacom Manufacturing Assets--Manufacturing Agreement

In January  1995,  the Company  acquired the entire  manufacturing  operation of
Metacom in exchange for cash, notes payable and assumption of liabilities totaling $567,000 and limited interests in the Predecessor Partnership which, upon completion of the initial public offering, were exchanged for common stock of the Company (see Note 1). As a result of the common control of the Predecessor Partnership and Metacom, the acquisition was accounted for essentially as a pooling of interests and no value was assigned to the limited partnership units issued in the transaction.

In connection with this transaction, Metacom and the Company entered into a manufacturing agreement (the Agreement) whereby Metacom must purchase minimum quantities of audio cassettes and CDs from the Company under normal trade terms. In 1997 and 1996 Metacom did not fulfill its purchase commitments. As a result of the 1996 shortfall, the Company and Metacom agreed to allow Metacom to make up the shortfall during 1997 in exchange for a contract extension until the year 2000. This contract extension specifies that Metacom is to purchase all of its supply of CDs and audio cassettes exclusively from the Company under normal trade terms. No minimum quantities have been established. No final agreement has been reached regarding remediation of the 1997 shortfall.

Metacom  purchases totaled  $1,209,000,  $1,587,000 and $2,524,000 in 1997, 1996
and 1995, respectively.

10.  Commitments and Contingencies:

Litigation

The Company is involved in various claims arising in the normal course of business. In management's opinion, the final resolution of these claims should not have a material adverse effect on the Company's financial position or the results of its operations.

Operating Leases

The Company is committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities. Future minimum lease obligations are as follows as of December 26, 1997:

              1998                                $1,465,680
              1999                                 1,721,440
              2000                                 1,721,440
              2001                                   800,900
              2002 and thereafter                    528,067


Royalty Payments

The Company accrues for all known royalties using estimated rates on all units manufactured. Currently, the Company has license agreements with certain companies for the use of certain CD manufacturing technology. Occasionally, other companies may claim rights to patented CD technology. The Company believes that these claims will not have a material effect on the Company's financial position or the results of its operations.

Purchase Commitments

As of December 26, 1997, the Company is committed to the purchase of approximately $5,100,000 of manufacturing equipment. The Company plans to finance the equipment on a long-term basis.

Employment Agreement

The Company has in place an employment agreement with its chief executive officer which provides for base compensation, bonus payments of 5% of the Company's earnings before taxes, as defined, and a severance payout in case employment is terminated under conditions specified in the agreement. The agreement expires on December 31, 1998.

11.  Acquisition Subsequent to December 26, 1997:

On February 4, 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Inc., Next Generation Services, LLC, and Primary Marketing Group Limited, (collectively, the Acquired Companies) in exchange for 800,002 shares of the Company's common stock. Prior to the acquisition, the Acquired Companies' business consisted of providing manufacturer's representative services and returned merchandise processing services for the computer industry. The Acquired Companies intend to provide substantially the same products and services they provided prior to this transaction. In connection with this transaction, the Company acquired certain assets and assumed certain liabilities, including a lease obligation from a third party for consideration totaling $1,124,000.

This acquisition will be accounted for as a pooling of interests. Expenses associated with the acquisition of approximately $300,000 will be charged to expense in the first quarter of 1998. Supplemental unaudited earnings information assuming the merger had occurred on January 1, 1995, is as follows:



                                                         For the Years Ended
                                            -----------------------------------------------
                                            December 26,      December 27,     December 31,
                                               1997               1996             1995
                                            ------------      ------------     ------------
              Revenues                      $47,877,000        $26,867,000      $16,858,000
              Net income                      3,128,000          2,152,000        2,141,000
              EPS
                 Basic                          $  0.60            $  0.47          $  0.59
                 Diluted                           0.58               0.47             0.59


12.  Supplementary Data (Unaudited):

The Company's results of operations for each of the quarters in the years ended December 26, 1997 and December 27, 1996 are as follows:



                                                                   Quarters Ended (Unaudited)
                                                -----------------------------------------------------------------
                                                March 28          June 27         September 26        December 26
                                                --------          -------         ------------        -----------
                   1997
Sales                                         $5,435,571       $9,540,079          $10,518,754        $12,412,449

Gross profit                                   1,349,319        2,193,696            2,700,873          3,629,611

Net income                                       278,350          402,396              589,188          1,037,444

Basic EPS                                           0.06             0.09                 0.13               0.23

Diluted EPS                                         0.06             0.09                 0.13               0.22




                                                              For the Quarters Ended (Unaudited)
                                               ------------------------------------------------------------------
                                               (Pro Forma)      (Pro Forma)
                                                March 29          June 30         September 27        December 27
                                               ----------       ----------        ------------        -----------
                   1996
Sales                                          $3,768,134       $3,797,608          $4,768,914         $6,213,140

Gross profit                                    1,067,363        1,018,737           1,400,340          1,791,310

Net income                                        186,854          210,362             387,888            506,124

Basic EPS                                            0.07             0.06                0.09               0.12

Diluted EPS                                          0.07             0.06                0.09               0.12



                            ZOMAX OPTICAL MEDIA, INC.
                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended:                                  Commission File No.
December 26, 1997                                                  0-28426

Exhibit
Number   Description

2.1      Form of Stock Purchase Agreement (1)
2.2      Stock  Purchase   Agreement   dated  March  31,  1997  between  the
         Company and Jesse Arveida (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 31, 1997)
2.3 Stock Purchase Agreement dated February 3, 1998 by and among the Company, Zomax Services, Inc., Primary Marketing Group Limited ("PMG Limited") and shareholders of PMG Limited (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8K dated
         February 4, 1998)
2.4      Merger  Agreement  dated  February  3,  1998 by and  among the
         Company,  Zomax Services,  Inc., Next Generation Services, LLC
         ("NGS"), Primary Marketing Group ("PMG") and holders of all membership interests of NGS and shares of PMG (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated
         February 4, 1998)
2.5 Asset Purchase Agreement dated February 3, 1998 by and among the Company and Kao Infosystems Company (Incorporated by reference to
         Exhibit 2.3 to Current  Report on Form 8-K dated February 4, 1998)
3.1      Articles of Incorporation (1)
3.2      Bylaws (1)
4.1      Form of Stock Certificate (1)
4.2      Articles of Incorporation (1)
4.3      Bylaws (1)
4.4      Form of  Representative Warrant (1)
10.1     Forms of Incentive and Non-qualified Stock Option Agreements (1)**
10.2     1996 Employee Stock Purchase Plan (1)**
10.3 Manufacturing Agreement between the Company and Metacom, Inc. dated January 1, 1995 (1)
10.4     Services Agreement between the Company and Metacom, Inc. dated
         January 1, 1995 (1)
10.5     Lease between the Company and Metacom, Inc. dated January 1, 1995 (1)
10.6     Employment Agreement with James T. Anderson dated March 1, 1996 (1)**
10.7 License Agreement with U.S. Phillips Corporation effective January 1, 1996 (1)
10.8     License Agreement with Discovision Associates dated January 1, 1994 (1)
10.9     Loan and Security Agreement with Phoenixcor, Inc. dated May 24, 1993(1)
10.10    Loan and Security Agreement with Phoenixcor, Inc. dated July 22,
         1993 (1)
10.11 Loan and Security Agreement with Phoenixcor, Inc. dated February 10, 1994 (1)
10.12    Loan and Security Agreement with Phoenixcor, Inc. dated July 5, 1995(1)

10.13 Promissory Note issued by the Company to Norwest Equipment Finance, Inc. dated May 22, 1996 and related documents (1)
10.14 Revolving Credit and Term Loan Agreement between the Company and Marquette Capital Bank dated December 31, 1995 (1)
10.15 Amendment to Manufacturing Agreement between the Company and Metacom Inc. dated January 31, 1997 (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 27, 1996)
10.16 First Amendment to Revolving Credit and Term Loan Agreement and Basic Documents dated April 30, 1997 with Marquette Capital Bank, N.A. (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 28, 1997)
10.17 *  1996 Stock Option Plan, as amended through March 7, 1997**
10.18 * Amendment to Lease between the Company and Metacom, Inc. dated October 28, 1997
10.19 *  Lease  between the Company and Chaboya Ranch dated June 5, 1997
21.1 *   Subsidiaries  of the  Company
23 *     Consent of Arthur  Andersen  LLP
24 *     Power of Attorney  (included  on  signature  page of this report)
27 *     Financial Data Schedule (included in electronic version only)
----------------------
*        Filed herewith
**       Management agreement or compensatory plan or arrangement.
(1) Incorporated by reference to the corresponding exhibit numbers to S-1 Registration Statement, SEC File No. 333-2430.