Form 10-Q
period 1998-03-27
ZOMAX OPTICAL MEDIA INC
filed 1998-04-21
CIK 1010788

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended March 27, 1998

                        Commission File Number 0-28429


                           ZOMAX OPTICAL MEDIA, INC.
            (Exact name of registrant as specified in its charter)


     Minnesota                                                  41-1833089
(state or other juris-                                      (I.R.S. Employer
diction of incorporation)                                   Identification No.)

                     5353 Nathan Lane, Plymouth, MN 55442
             (Address of principal executive offices) (zip code)

               Issuer's telephone number, including area code:
                                (612) 553-9300



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes (x)        No (  )



As of April 17, 1998, the issuer had 5,274,892 shares of Common Stock, no par value, outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           ZOMAX OPTICAL MEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

          ASSETS                                 MAR. 27, 1998  DEC. 26, 1997
                                                 -------------  -------------
Current Assets:
  Cash and cash equivalents                      $ 6,596,330    $ 5,213,417
  Accounts receivable, net of allowance
    for doubtful accounts of
    $1,138,000 and $881,000                        7,873,172      7,160,198
  Inventories                                      2,479,530      1,603,170
  Deferred income taxes                            1,056,000        897,000
  Prepaid expenses and deposits                      797,892        879,714
                                                 -----------    -----------
      Total current assets                        18,802,924     15,753,499

Property and equipment, net of accumulated
  depreciation of $5,351,000 and $4,609,000       17,607,497     14,002,694
Goodwill, net                                      1,210,323      1,228,023
Other assets, net                                      3,597         42,194
                                                 -----------    -----------
                                                 $37,624,341    $31,026,410
                                                 -----------    -----------
                                                 -----------    -----------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank line of credit                            $ 3,000,000    $    --
  Current portion of notes payable                 3,146,361      2,293,950
  Accounts payable                                 4,812,491      3,524,892
  Accrued expenses:
    Accrued royalties                              3,515,221      2,994,768
    Accrued compensation                           1,147,226      1,155,298
    Other                                            675,565        494,882
  Income taxes payable                               444,382        240,882
                                                 -----------    -----------
      Total current liabilities                   16,741,246     10,704,672

Notes payable, net of current portion              2,673,465      3,103,975
Deferred income taxes                                755,000        755,000
Shareholders' Equity:
  Common stock, no par value, 15,000,000
    authorized shares, 5,273,327 and
    5,250,817 shares issued and outstanding       12,860,654     12,721,513
  Retained earnings                                4,593,976      3,741,250
                                                 -----------    -----------
      Total shareholders' equity                  17,454,630     16,462,763
                                                 -----------    -----------
                                                  37,624,341     31,026,410
                                                 -----------    -----------
                                                 -----------    -----------

     The accompanying notes are an integral part of these consolidated balance sheets.

                            ZOMAX OPTICAL MEDIA, INC.
                     Consolidated Statements Of Operations
                                   (Unaudited)

                                                For the Thirteen Weeks Ended
                                                -----------------------------
                                                   Mar. 27,       Mar. 28,
                                                    1998            1997
                                                -----------      ------------
Sales                                           $14,232,712      $  7,952,495
Cost of Sales                                     9,938,446         5,663,191
  Gross Profit                                    4,294,266         2,289,304
Selling, General and
  Administrative Expenses                         2,712,036         1,714,635
                                                -----------      ------------
  Operating Income                                1,582,230           574,669
Interest Expense                                   (117,722)          (74,475)
Interest Income                                      59,047            82,158
Other Income (expense), net                        (277,829)           50,692
                                                -----------      ------------
  Income Before Income Taxes                      1,245,726           633,044

Provision for Income Taxes                          393,000           180,000
                                                -----------      ------------
Net Income                                      $   852,726      $    453,044
                                                -----------      ------------
                                                -----------      ------------
PRO FORMA:
Income before income taxes                      $ 1,245,726      $    633,044
Provision for income taxes                          498,000           251,000
                                                -----------      ------------
Net income                                      $   747,726      $    382,044
                                                -----------      ------------
                                                -----------      ------------
Earnings Per Share
  Basic                                         $      0.14      $       0.07
                                                -----------      ------------
                                                -----------      ------------
  Diluted                                       $      0.13      $       0.07
                                                -----------      ------------
                                                -----------      ------------
Weighted Average Number of
  Shares Outstanding
  Basic                                           5,259,108        5,187,502
                                                -----------      ------------
                                                -----------      ------------
  Diluted                                         5,655,302        5,190,077
                                                -----------      ------------
                                                -----------      ------------

The accompanying notes are an integral part of these consolidated Statements.

                            ZOMAX OPTICAL MEDIA, INC.
                     Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                 For the thirteen weeks ended
                                                -----------------------------
                                                   Mar. 27,       Mar. 28,
                                                    1998            1997
                                                -----------      ------------
Operating Activities:
Net income                                      $   852,726      $    453,044
Adjustments to reconcile net income to net
  cash provided by (used by) operating
  activities-
    Depreciation and amortization                   836,282           372,301
    Deferred income taxes                          (159,000)            --
    Changes in operating assets and
      liabilities:
      Accounts receivable                          (712,974)           12,845
      Inventories                                  (876,360)         (236,805)
      Prepaid expenses and deposits                  81,822        (2,137,415)
      Accounts payable                            1,287,599          (286,055)
      Accrued expenses                              693,064           878,103
      Income taxes payable                          203,500          (434,432)
                                                -----------      ------------
        Net cash  (used in) provided by
          operating activities                    2,206,659        (1,378,414)
                                                -----------      ------------
Investing Activities:
  Purchase of property and equipment             (4,422,885)         (309,785)
  Change in other assets                             38,097           133,041
                                                -----------      ------------
        Net cash used in investing activities    (4,384,788)         (176,744)
                                                -----------      ------------
Financing Activities:
  Issuance of common stock                          139,141            16,698
  Proceeds from notes payable                     1,124,346         1,134,000
  Repayment of notes payable                       (702,445)         (448,597)
  Bank borrowings, net                            3,000,000             --
  Dividends and distributions                         --             (498,940)
                                                -----------      ------------
        Net cash provided by
          financing activities                    3,561,042           203,161
                                                -----------      ------------
        Net increase (decrease) in cash           1,382,913        (1,351,997)

Cash and Cash Equivalents:
  Beginning of period                             5,213,417         7,944,699
  End of period                                  $6,596,330       $ 6,592,702
                                                -----------      ------------
                                                -----------      ------------
Supplemental Cash Flow Disclosures:
  Cash paid for interest                         $  117,175       $    76,975
  Cash paid for income taxes                     $  489,814       $   605,432
                                                -----------      ------------
                                                -----------      ------------

The accompanying notes are an integral part of these consolidtated statements.

                             Zomax Optical Media, Inc.
                     Notes to Consolidated Financial Statements
                                    (Unaudited)


1.   Basis of Presentation

     The accompanying interim financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented. Due principally to the seasonal nature of some of the Company's business, results may not be indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 26, 1997.

     Zomax Optical Media, Inc. (Zomax or the Company) is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products operating primarily in North America. These outsource services include compact disc (CD) and digital versatile disc (DVD) mastering; CD, diskette and cassette replication; graphic design; print management; CD printing; packaging; warehousing; inventory management; distribution and fulfillment; and returned merchandise authorization processing services.

     The Company was incorporated on February 22, 1996 and completed its initial public common stock offering on May 10, 1996. Concurrent with the initial public offering of common stock, the Company received all of the operating assets and liabilities of Zomax Optical Media Limited Partnership in exchange for 2,800,000 shares of its common stock.

     On February 4, 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Next Generation Services, LLC and Primary
Marketing Group Limited (collectively, the Companies) in exchange for 800,002 shares of the Company's common stock. Prior to the acquisitions, the Companies' business consisted of providing manufacturers' representative services and returned merchandise processing services for the computer industry. The Companies intend to provide substantially the same products and services they provided prior to these transactions. In connection with the transactions described above, Zomax acquired certain assets and assumed certain liabilities, including a lease obligation from an unrelated third party for $1,124,000. The acquisitions of the Companies have been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to reflect the effects of the transactions.

2.   Bank Credit Facilities

     On April 30, 1997, the Company entered into a new revolving line of credit facility with a lender for up to $5 million. The facility expires on April 30, 1999, and the interest rate is at the prime rate. Maximum borrowings are limited to an amount based on a formula using eligible receivables and inventories. As of March 27, 1998 the Company had $3.0 million outstanding under the line of credit.

     In addition, the Company entered into a capital expenditure term loan facility with a lender for up to $8 million. Borrowings under the capital expenditure term loan may be for up to 60 months and interest rates will vary based on the length of the term loans. As of March 27, 1998, the Company had borrowings of $3,258,000 outstanding under this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products. These services include CD and DVD mastering; CD, diskette and cassette replication; graphic design; print management; CD printing; packaging; warehousing; inventory management; distribution and fulfillment; and RMA processing services. The Company records sales to its customers at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on written customer instructions.

     The multimedia services industry has been characterized by short lead times for customer orders. For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company's backlog as of any particular date is not a meaningful indicator of future financial results.

     On March 31, 1997, the Company acquired the outstanding shares of Benchmark, a software media replicator with operations in Minneapolis, Minnesota and Indianapolis, Indiana. The Company agreed to pay consideration based on revenues of Benchmark in 1997. Revenue levels were not met; therefore, no consideration was paid. The Benchmark acquisition was accounted for using the purchase method of accounting.

     On May 1, 1997, the Company acquired the outstanding shares of TTI, an RMA processing, warehousing and distribution company based in San Jose, California, servicing the software publishing market. The purchase price of TTI was $712,000 cash and 59,268 shares of the Company's Common Stock. The acquisition of TTI was accounted for using the purchase method of accounting. As a result of this treatment, the TTI purchase price was allocated to net assets acquired based on estimated fair values and approximately $1.2 million of cost in excess of net assets acquired was recorded as goodwill.

     On February 4, 1998, PMG, NGS and PMG Ireland were merged with and into ZSI. As a result of these transactions, all ownership interests in the acquired companies were exchanged for 800,002 shares of the Company's Common Stock. Prior to these transactions, the businesses of PMG, NGS and PMG Ireland consisted of providing manufacturers' representative services and RMA processing services to the computer industry. PMG, NGS and PMG Ireland operated their respective businesses from facilities located in and around San Jose, California; Boston, Massachusetts; and Dublin, Ireland. In connection with the transactions described above, the Company acquired certain assets and assumed certain liabilities from an unrelated third party for $1.1 million. The acquisitions of PMG, NGS and PMG Ireland were accounted for using the pooling-of-interests method of accounting, and accordingly, all periods presented have been restated to reflect the effects of these transactions.

     Prior to the Company's initial public offering, the Company operated as a partnership and prior to the acquisitions described above, certain of the companies operated as non-taxable entities. A pro forma tax provision has been established as if all consolidated companies were taxable entities for all periods presented.

RESULTS OF OPERATIONS

     FOR THE THIRTEEN WEEKS ENDED MARCH 28, 1997 AND MARCH 27, 1998

     SALES. The Company's sales for the first quarter of 1998 were $14.2 million, an increase of 79.0% from $8.0 million for the first quarter of 1997. The increase in total sales resulted from a 48% increase in CD related sales, a 168% increase in diskette related sales and a 3.5% increase in RMA services fees. These increases were partially offset by a 40% decrease in audio cassette sales. In addition, the Company, in connection with the acquisition of certain assets and liabilities from an unrelated third party, began operating an assembly and distribution warehouse facility which accounted for 37.5% of the total increase in Company sales.

     COST OF SALES. Cost of sales for the first quarter of 1998 was 69.8% as a percentage of sales as compared to 71.2% for the first quarter of 1997.
The decrease in the cost of sales percentage was due to higher CD production volumes resulting in improved equipment utilization and other operating improvements made by the Company. These cost improvements were partially offset by start-up costs incurred by the Company in connection with building its new CD manufacturing facility in San Jose and an increase in RMA processing related costs. There was no outsourcing of CD production in the first quarters of 1997 and 1998. The San Jose facility had its initial production run in March 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses for the first quarter of 1998 were $2.7 million compared to $1.7 million for the first quarter of 1997. The dollar increase resulted primarily from a dramatic increase in sales volume and growth of the Company. As a percentage of sales, selling, general and administrative expenses decreased from 21.6% in the first quarter of 1997 to 19.1% in the first quarter of 1998.

     INTEREST INCOME AND EXPENSE. Interest income was $59,000 for the first quarter of 1998 as compared to $82,000 for the first quarter of 1997. Interest expense was $118,000 for the first quarter of 1998 as compared to $74,000 for the first quarter of 1997. Interest expense increased due to borrowings used to finance the purchase of mastering equipment in September 1997.

     OTHER (INCOME) EXPENSE, NET. In the first quarter of 1998, the Company incurred nonrecurring expenses totaling $278,000 related to the acquisition of PMG, NGS and PMG Ireland. These costs were expensed as incurred following the provision of pooling of interests accounting. In the first quarter 1997, the Company generated other income totaling $51,000 resulting from PMG representing certain manufacturers' products.

     PRO FORMA PROVISION FOR INCOME TAXES. The pro forma effective income tax rate for the first quarter of 1998 was 40.0% as compared to 39.7% for the first quarter of 1997.

     PRO FORMA NET INCOME. Pro forma net income was $748,000, an increase of 95.7% from $382,000 for the first quarter of 1997.

                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 27, 1998, the Company made sales of securities that were not registered in reliance upon Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering, which transactions are set forth below.

     (a) On February 4, 1998, the holder of a warrant to purchase 5,275 shares at $8.10 per share purchased 1,684 shares of the Company's Common Stock by exercising a cashless conversion right provided in the warrant. An aggregate of 3,591 shares underlying the warrant were forfeited as consideration.

     (b) On February 4, 1998, as consideration for the acquisition of Next Generation Services, LLC, Primary Marketing Group and Primary Marketing Group Limited by the Company, the Company issued an aggregate of 800,002 shares of its Common Stock to the owners of such businesses.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibit is included with the Form 10-Q

          Exhibit 27 Financial Data Schedule (included in electronic version only)

     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K dated February 4, 1998 to report the acquisition of Next Generation Services, LLC, Primary Marketing Group and Primary Marketing Group Limited, which Form 8-K was subsequently amended to file required financial statements.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ZOMAX OPTICAL MEDIA, INC.


Date:  April 20, 1998                  By
                                          ---------------------------------
                                          James T. Anderson, President and
                                          Chief Executive Officer (principal
                                          executive officer)


                                       By
                                          ---------------------------------
                                          James E. Flaherty
                                          Chief Financial Officer (principal
                                          financial and accounting officer)

                           Zomax Optical Media, Inc.
                           Form 10-Q Quarterly Report
                      For the Quarter Ended March 27, 1998


                                 EXHIBIT INDEX



Exhibit
Number      Item

27          Financial Data Schedule (included in electronic version only)

