Form 10-Q/A
period 1998-03-27
ZOMAX OPTICAL MEDIA INC
filed 1998-04-24
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

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

                                 Yes (x) No ( )



As of April 17, 1998, the issuer had 5,294,892 shares of Common Stock, no par value, outstanding.

This amendment is being filed to refile the exhibits to the Form 10-Q for the quarter ended March 27, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.      The following exhibit is included with the Form 10-Q

         Exhibit 27.1 Financial Data Schedule for the quarter ended March 27, 1998 (included in electronic version only)

         Exhibit 27.2 Financial Data Schedules for the quarters ended March 28, June 27, and September 26, 1997 and for the year
                        ended  December  26,  1997   (included   in  electronic
                        version only)

         Exhibit 27.3 Financial Data Schedules for the quarters ended June 30, and September 27, 1996 and for the year ended December 27, 1996 (included in electronic version only)

    (b)  Reports on Form 8-K.

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



                                             ZOMAX OPTICAL MEDIA, INC.


Date:  April 24, 1998                        By  /s/ James T. Anderson
                                             James T. Anderson, President and
                                             Chief Executive Officer (principal
                                             executive officer)


                                             By  /s/ James E. Flaherty
                                              James E. Flaherty
                                              Chief Financial Officer (principal
                                              financial and accounting officer)

                            Zomax Optical Media, Inc.
                         Form 10-Q/A-1 Quarterly Report
                      For the Quarter Ended March 27, 1998

                                  EXHIBIT INDEX



Exhibit
Number   Item


27.1 Financial Data Schedule for the quarter ended March 27, 1998 (included in electronic version only)

27.2 Financial Data Schedules for the quarters ended March 28, June 27, and September 26, 1997 and for the year ended December 26, 1997 (included in electronic version only)

27.3 Financial Data Schedules for the quarters ended June 30, and September 27, 1996 and for the year ended December 27, 1996
        (included in electronic version only)