Form 10-Q
period 1998-06-26
ZOMAX OPTICAL MEDIA INC
filed 1998-08-10
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 26, 1998

                         Commission File Number 0-28429


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

                           Yes (x)           No (  )



As of August 6, 1998, the issuer had 7,181,074 shares of Common Stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ZOMAX OPTICAL MEDIA, INC.
                           Consolidated Balance Sheets


                      ASSETS                                Jun. 26, 1998  Dec. 26, 1997
                                                             (Unaudited)
                                                            -------------  ------------
Current Assets:
   Cash and cash equivalents                                 $29,856,145   $ 5,213,417
   Accounts receivable, net of allowance for doubtful
      accounts of $1,224,000 and $881,000                      8,486,903     7,160,198
   Inventories                                                 1,920,410     1,603,170
   Deferred income taxes                                       1,056,000       897,000
   Prepaid expenses and deposits                               1,319,648       879,714
                                                             -----------   -----------
           Total current assets                               42,639,106    15,753,499

Property and equipment, net of accumulated depreciation
      of $5,956,000 and $4,609,000                            17,347,285    14,002,694
Goodwill, net                                                  1,192,623     1,228,023
Other assets, net                                                  3,096        42,194
                                                             -----------   -----------

                                                             $61,182,110   $31,026,410
                                                             ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable                          $ 1,997,366   $ 2,293,950
   Accounts payable                                            4,303,527     3,524,892
   Accrued expenses:
      Accrued royalties                                        2,429,990     2,994,768
      Accrued compensation                                     1,005,073     1,155,298
      Other                                                      420,748       494,882
   Income taxes payable                                             --         240,882
                                                             -----------   -----------
           Total current liabilities                          10,156,704    10,704,672

Notes payable, net of current portion                          2,121,669     3,103,975
Deferred income taxes                                            755,000       755,000
Shareholders' Equity:
   Common stock, no par value, 15,000,000 authorized
       shares, 7,181,074 and 5,250,817 shares issued
       and outstanding                                        42,623,270    12,721,513
   Retained earnings                                           5,525,467     3,741,250
                                                             -----------   -----------
           Total shareholders' equity                         48,148,737    16,462,763
                                                             -----------   -----------

                                                             $61,182,110   $31,026,410
                                                             ===========   ===========

        The accompanying notes are an integral part of these consolidated balance sheets.

                            ZOMAX OPTICAL MEDIA, INC.
                      Consolidated Statements Of Operations



                                                       Three Months Ended                         Six Months Ended

                                                Jun. 26              Jun. 27               Jun. 26               Jun. 27
                                                  1998                 1997                 1998                  1997
                                           -------------------   -----------------    ------------------    ------------------

    Sales                                $ 14,546,216    $ 11,540,713    $ 28,778,928    $ 19,493,208
    Cost of Sales                          10,622,471       8,392,771      20,560,917      14,055,962
                                         ------------    ------------    ------------    ------------
            Gross Profit                    3,923,745       3,147,942       8,218,011       5,437,246
    Selling, General and
             Administrative Expenses        2,417,587       2,566,071       5,129,623       4,280,706
                                         ------------    ------------    ------------    ------------
            Operating Income                1,506,158         581,871       3,088,388       1,156,540

    Interest Expense                          (95,052)       (111,420)       (212,774)       (185,895)
    Interest Income                           142,385          57,550         201,432         139,708
    Other income (expense), net                  --            36,733        (277,828)         87,425
                                         ------------    ------------    ------------    ------------
            Income Before Income Taxes      1,553,491         564,734       2,799,218       1,197,778

    Provision for Income Taxes                615,000         235,000       1,015,000         415,000
                                         ------------    ------------    ------------    ------------

    Net Income                           $    938,491    $    329,734    $  1,784,218    $    782,778
                                         ============    ============    ============    ============

    PRO FORMA:
      Net income before income taxes                          564,734       2,799,218       1,197,778
      Provision for income taxes                              222,000       1,120,000         473,000
                                                         ------------    ------------    ------------
      Net income                                              342,734       1,679,218         724,778
                                                         ============    ============    ============

    Earnings Per Share
      Basic                              $       0.16    $       0.07    $       0.30    $       0.14
                                         ============    ============    ============    ============
      Diluted                            $       0.15    $       0.07    $       0.28    $       0.14
                                         ============    ============    ============    ============

    Weighted Average Number of
           Shares Outstanding
      Basic                                 5,839,844       5,205,330       5,549,476       5,197,916
                                         ============    ============    ============    ============
      Diluted                               6,284,644       5,246,540       5,969,973       5,218,309
                                         ============    ============    ============    ============



        The accompanying notes are an integral part of these consolidated balance sheets.

                                 ZOMAX OPTICAL MEDIA, INC.
                           Consolidated Statements of Cash Flows



                                                                For the six months ended
                                                          ----------------------------------
                                                             June 26,           June 27
                                                               1998              1997
                                                          ----------------  ----------------
Operating Activities:
Net income                                                     $1,784,218          $782,778
Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                           1,727,106           949,718
        Deferred income taxes                                    (159,000)                -
        Changes in operating assets and liabilities:
           Accounts receivable                                 (1,326,705)          232,710
           Inventories                                           (317,240)         (847,613)
           Prepaid expenses and deposits                         (446,934)       (2,687,059)
           Accounts payable                                       778,635         1,510,034
           Accrued expenses                                      (789,137)          221,737
           Income taxes payable                                  (240,882)                -
                                                          ----------------  ----------------

               Net cash provided by operating activities        1,010,061           162,305
                                                          ----------------  ----------------

Investing Activities:
   Purchase of property and equipment                          (5,028,297)       (2,273,092)
   Acquistion of businesses, net of cash                                -        (1,956,343)
   Change in other assets                                          38,097            24,565
                                                          ----------------  ----------------

               Net cash used in investing activities           (4,990,200)       (4,204,870)
                                                          ----------------  ----------------

Financing Activities:
    Issuance of common stock                                   29,901,757           357,489
    Proceeds from notes payable                                 1,124,346           838,333
    Repayment of notes payable                                 (2,403,236)       (2,549,830)
    Bank borrowings, net                                                -         3,585,754
    Dividends and distributions                                         -          (841,153)
                                                          ----------------  ----------------

               Net cash provided by financing activities       28,622,867         1,390,593
                                                          ----------------  ----------------

               Net increase (decrease) in cash                 24,642,728        (2,651,972)

Cash and Cash Equivalents:
   Beginning of period                                          5,213,417         7,944,699
                                                          ----------------  ----------------
   End of period                                              $29,856,145        $5,292,727
                                                          ================  ================

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                         212,774           305,549
                                                          ================  ================
   Cash paid for income taxes                                  $1,405,500          $967,623
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

2.       Acquisitions

         On February 4, 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Inc. (PMG), Next Generation Services, LLC (NGS) and Primary Marketing Group Limited (PMG Ireland) in exchange for 800,002 shares of the Company's common stock. Prior to the acquisitions, the acquired businesses consisted of providing manufacturers' representative services and returned merchandise-processing services for the computer industry. The acquired businesses were merged into a subsidiary of the Company, which intends to provide substantially the same products and services the acquired companies provided prior to these transactions. In connection with the transactions described above, Zomax acquired certain assets and assumed certain liabilities from an unrelated third party for $1.1 million. The acquisitions of these companies have been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented have been restated to reflect the financial effects of the transactions. Prior to the acquisitions, certain of the acquired companies operated as non-taxable entities. A pro forma tax provision has been established as if all consolidated companies were taxable entities for all periods presented.

3.       Secondary Stock Offering

         On May 21, 1998, the Company completed the sale of 1,600,000 share of common stock in a secondary public offering. On June 8, 1998, the underwriters exercised an overallotment option and purchased an additional 300,000 shares. The Company received proceeds from the offering, net of issuance costs, of approximately $29,729,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products. These services include Compact Disc (CD) and Digital Versatile Disc (DVD) mastering; CD, diskette and cassette replication; graphic design; print management; CD printing; packaging; warehousing; inventory management; distribution and fulfillment; and Return Merchandise Authorization (RMA) processing services. The Company records sales to its customers at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on written customer instructions.

         The multimedia services industry has been characterized by short lead times for customer orders. For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company's backlog as of any particular date has not been significant and is not a meaningful indicator of future financial results.

         On March 31, 1997, the Company acquired the outstanding shares of Benchmark Media Services, a software media replicator with operations in Plymouth, Minnesota and Indianapolis, Indiana. The Company agreed to pay consideration based on revenues of Benchmark in 1997. Revenue levels were not met; therefore, no consideration was paid. The Benchmark acquisition was accounted for using the purchase method of accounting.

         On May 1, 1997, the Company acquired the outstanding shares of Trotter Technologies, Inc. (TTI), an RMA processing, warehousing and distribution company based in San Jose, California, servicing the software publishing market. The purchase price of TTI was $712,000 cash and 59,268 shares of the Company's Common Stock. The acquisition of TTI was accounted for using the purchase method of accounting whereby the purchase price was allocated to net assets acquired based on estimated fair values and approximately $1.2 million of cost in excess of net assets acquired was recorded as goodwill.

         On February 4, 1998, PMG, NGS and PMG Ireland were merged with and into a subsidiary of the Company. As a result of these transactions, all ownership interests in the acquired companies were exchanged for 800,002 shares of the Company's Common Stock. Prior to these transactions, the businesses of PMG, NGS and PMG Ireland consisted of providing manufacturer's representative services and RMA processing services to the computer industry. PMG, NGS and PMG Ireland operated their respective businesses from facilities located in and around San Jose, California; Boston, Massachusetts; and Dublin, Ireland. In connection with the transactions described above, the Company acquired certain assets and assumed certain liabilities from an unrelated third party for $1.1 million. The acquisitions of PMG, NGS and PMG Ireland were accounted for using the pooling-of-interests method of accounting, and accordingly, all periods presented have been restated to reflect the financial effects of these transactions.

Results of Operations

The following table sets forth the three months and six months ended June 26, 1998 and June 27, 1997, certain operating data as a percentage of sales for the periods presented:

                                         Three Months Ended              Six Months Ended
                                         ------------------              ----------------
                                 June 26, 1998   June 27, 1997    June 26, 1998    June 27, 1997
                                 -------------   -------------    -------------    -------------
Sales                                100.0%           100.0%           100.0%           100.0%
Cost of sales                         73.0             72.7             71.5             72.1
                                     -----            -----            -----            -----
Gross profit                          27.0             27.3             28.5             27.9
Selling, general and                  16.6             22.2             17.8             22.0
admin. expenses
                                     -----            -----            -----            -----
Operating income                      10.4              5.1             10.7              5.9
Interest expense                      (0.7)            (1.0)            (0.7)            (1.0)
Interest income                        1.0               .5               .7               .7
Other                                  --                .3             (1.0)              .5
                                     -----            -----            -----            -----
Income before provision               10.7              4.9              9.7              6.1
     for income taxes
 Pro forma provision for               4.2              1.9              3.9              2.4
     income taxes (1)
                                     -----            -----            -----            -----

Pro forma net  income (1)              6.5%             3.0%             5.8%             3.7%
                                     -----            -----            -----            -----

         (1) A pro forma tax provision has been established as if all consolidated companies were taxable entities for all periods presented.

         Sales. The Company's sales for the second quarter of 1998 were $14.5 million, an increase of 26.0% from $11.5 million for the second quarter of 1997. For the six months ended June 1998, sales were $28.8 million, an increase of 47.6% from sales of $19.5 million for the first six months of 1997. The increase in total sales for the six month period in 1998 resulted primarily from a 29.1% increase in CD related sales and the Company began operating a new assembly and distribution warehouse facility in San Jose, California. This increase was partially offset by a 42.6% decrease in audio cassette sales, a 13.4% decrease in diskette related sales and a 9.2% decrease in RMA services fees.

         Cost of sales. Cost of sales for the second quarter of 1998 was 73.0% as a percentage of sales as compared to 72.7% for the second quarter of 1997. For the first six months of 1998, cost of sales was 71.5% as compared to 72.1% for the same period in 1997. The increase in cost of sales percentage in the second quarter of 1998 was due to a change in the product mix and start-up costs incurred by the Company in connection with its new CD manufacturing facility in San Jose, California. The San Jose facility had its initial production run in March 1998.

         Selling, general and administrative expense. Selling, general and administrative expenses for the second quarter of 1998 were $2.4 million, as compared to $2.6 million for second quarter of 1997. As a percentage of sales, selling, general and administrative expenses decreased from 22.2% in the second quarter of 1997 to 16.6% in the second quarter of 1998. Selling, general and administrative expenses for the first six months of 1998 were $5.1 million, or 17.8% of total sales as compared to $4.3 million or 22.0% for 1997. Selling, general and administrative expenses have decreased as a percentage of sales in 1998 as sales have increased and the Company has achieved operational efficiencies from fully integrating its acquisitions.

         Interest income and expense. Interest income was $142,000 for the second quarter of 1998, as compared to $58,000 for the second quarter of 1997. Interest income was $201,000 for the first six months of 1998 as compared to $140,000 in 1997. Interest income increased in 1998 with the investment income earned on the secondary offering and proceeds. Interest expense was $95,000 for the second quarter of 1998, as compared to $111,000 for the second quarter of 1997. Interest expense was $213,000 for the first six months of 1998 as compared to $186,000 in 1997.

         Other (income) expense, net. In the first quarter of 1998, the Company incurred expenses totaling $278,000 related to the acquisition of PMG, NGS and PMG Ireland. These costs were expensed as incurred following the provision of pooling of interests accounting. In 1997, PMG generated other income as a result of representing certain manufacturers' products.

         Pro forma provision for income taxes. The pro forma effective income tax rate for the first six months of 1998 was 40.0% as compared to 39.5% for the first six months of 1997.

         Pro forma net income. Pro forma net income for the second quarter of 1998 was $938,000, an increase of 173% from $343,000 for the second quarter of 1997. Pro forma net income for the first six months of 1998 was $1.7 million, an increase of 134% from $725,000 for the first six months of 1997.


Liquidity and Capital Resources

         As of June 26, 1998, the Company had working capital of $32.5 million, compared to working capital of $5.0 million as of December 26, 1997. The increase in working capital was primarily due to issuance of common stock in a secondary offering in which the Company received $29.7 million, net of offering costs.

         As of June 26, 1998, the Company had cash totaling $29.9 million. Cash generated from operating activities for the first six months of 1998 was $1.0 million compared to $162,000 during the first six months of 1997. The increase in operating cash flow is consistent with the Company's sales and net income growth.

         Cash used in investing activities during the first six months of 1998 was $5.0 million compared to $4.2 million for the first six months of 1997. In 1998 the Company used cash primarily to purchase property and equipment including the construction of a new CD facility in San Jose. In 1997, the Company used $2.3 million for the purchase of property and equipment and $2.0 million for the acquisition of businesses.

         During the first six months of 1998, the Company acquired certain assets and assumed certain liabilities from an unrelated third party in exchange for a short-term note in the principal amount of $1.1 million. During the first six months of 1997, the Company financed equipment purchases with long-term debt totaling $838,000. During the first six months of 1998, the Company repaid notes payable totaling $2.4 million as compared to $2.5 million in 1997. PMG and NGS made distributions to its owners of $841,000 in 1997. These distributions were made in accordance with the dividend policies of these companies. Zomax Optical Media, Inc. has never declared or paid dividends on its Common Stock.

         The Company has committed to the purchase of new DVD equipment at a cost of $3.0 million in 1998. The Company plans to finance the purchase of this equipment with its existing cash. The Company has a revolving line of credit facility for up to $5.0 million of borrowings. Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at June 26, 1998. In addition, the Company has $4.35 million available under a capital term loan facility at June 26, 1998.

         Future liquidity needs will depend on, among other factors, the timing of capital expenditures and expenditures in connection with any acquisitions, changes in customer order volume and the timing and collection of receivables. The Company believes that existing cash balances, anticipated cash flow from operations and amounts available under existing credit facilities will be sufficient to fund its operations for the foreseeable future.

Year 2000

         The Company believes its systems are Year 2000 compliant. All expenditures to address this issue are expensed as incurred, while the costs of new software are capitalized and amortized over the software's useful life. Anticipated expenditures are not expected to have a significant impact on the Company's ongoing results of operations. The Company believes that failure by its customers or suppliers to address this issue in a timely manner will not have a significant impact on the Company or its operations.

Inflation

         Historically, inflation has not had a material impact on the Company. The cost of the Company's products is influenced by the cost of raw materials and labor. There can be no assurance that the Company will be able to pass on increased costs to its customers in the future.

Seasonality

         The demand for CDs and other multimedia consumer products is seasonal, with increases during the fall reflecting increased demand relative to the new school year and holiday season purchases. This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters generally being the strongest.


Forward-Looking Statements

         This filing contains forward-looking statements regarding expansion into new markets, integration of recent acquisitions and their effect on operating efficiencies, expansion of facilities, including the building of a new manufacturing facility in San Jose, CA, the upgrade of equipment and installation of mastering equipment, among other statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: strength of the CD market, pricing strategies of competitors, manufacturing capacity and efficiency, overall economic conditions, including inflation and consumer confidence and other risks identified in filings with the Securities and Exchange Commission from time to time.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 26, 1998, the Company issued 2,747 shares of Common Stock pursuant to the conversion of warrants, in reliance upon Section 4(2) of the Securities Act, which provides an exemption for transactions not involving a public offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting as adjourned from May 14, 1998, was reconvened and held on June 11, 1998.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.
                  There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

         The shareholders set the number of directors at five (5) by a vote of 4,937,248 shares in favor, with 11,492 shares voted against and 3,900 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

                                   Number of                Number of
           Nominees                Votes for             Votes Withheld
           --------                ---------             --------------
         Philip T. Levin            4,951,040                  1,600
         James T. Anderson          4,951,040                  1,600
         Janice Ozzello Wilcox      4,949,740                  2,900
         Robert Ezrilov             4,951,040                  1,600
         Howard P. Liszt            4,950,140                  2,500

         The shareholders approved an amendment to the Company's 1996 Stock Option Plan to provide for acceleration of options upon a change of control and increase reserved shares from 850,000 to 1,300,000 by a vote of 2,714,850 shares in favor, with 112,573 shares voted against, 14,886 shares abstaining and 2,110,331 shares present for determining the quorum but which lacked authority to vote on this matter (broker non-votes).

         The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company by a vote of 4,935,820 shares in favor, with 12,567 shares against and 4,250 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits.  The following exhibit is included with the Form 10-Q

            10.1   1996 Stock Option Plan, as amended through March 9, 1998

            10.2   Forms of Incentive and Nonqualified Stock Option Agreements

            27     Financial Data Schedule (included in electronic version only)

   (b)      Reports on Form 8-K.

            None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ZOMAX OPTICAL MEDIA, INC.


Date:  August 6, 1998                   By    /s/ James T. Anderson
                                              James T. Anderson, President and
                                             Chief Executive Officer (principal
                                             executive officer)


                                        By   /s/ James E. Flaherty
                                             James E. Flaherty
                                            Chief Financial Officer (principal
                                            financial and accounting officer)

                            Zomax Optical Media, Inc.
                           Form 10-Q Quarterly Report
                       For the Quarter Ended June 26, 1998

                                  EXHIBIT INDEX



Exhibit
Number   Item


10.1     1996 Stock Option Plan as amended thorough March 9, 1998

10.2     Forms of Incentive and Nonqualified Stock Option Agreements

27       Financial Data Schedule (included in electronic version only)