Form 10-Q
period 1998-09-25
ZOMAX OPTICAL MEDIA INC
filed 1998-11-09
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 25, 1998

                         Commission File Number 0-28429


                            ZOMAX OPTICAL MEDIA, INC.
                         (Name of issuer in its charter)


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

                           Yes (x)           No (  )



As of November 9, 1998, the issuer had 7,185,198 shares of Common Stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ZOMAX OPTICAL MEDIA, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                      ASSETS
                                                             Sep 25, 1998  Dec 26, 1997
                                                             ------------  ------------
Current Assets:
   Cash and cash equivalents                                 $30,792,122   $ 5,213,417
   Accounts receivable, net of allowance for doubtful
      accounts of $1,363,000 and $881,000                      8,641,125     7,160,198
   Inventories                                                 2,039,744     1,603,170
   Deferred income taxes                                         897,000       897,000
   Prepaid expenses and deposits                                 770,802       879,714
                                                             -----------   -----------
           Total current assets                               43,140,793    15,753,499

Property and equipment, net of accumulated depreciation
      of $6,935,000 and $4,609,000                            19,009,491    14,002,694
Goodwill, net                                                  1,174,923     1,228,023
Other assets, net                                                  3,091        42,194
                                                             -----------   -----------

                                                             $63,328,298   $31,026,410
                                                             ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable                          $ 1,462,221   $ 2,293,950
   Accounts payable                                            4,790,411     3,524,892
   Accrued expenses:
      Accrued royalties                                        2,918,354     2,994,768
      Accrued compensation                                     1,321,051     1,155,298
      Other                                                      710,612       494,882
   Income taxes payable                                          375,382       240,882
                                                             -----------   -----------
           Total current liabilities                          11,578,031    10,704,672

Notes payable, net of current portion                          1,975,664     3,103,975
Deferred income taxes                                            774,000       755,000
Shareholders' Equity:
   Common stock, no par value, 15,000,000 authorized
       shares, 7,185,198 and 5,250,817 shares issued
       and outstanding                                        42,656,151    12,721,513
   Retained earnings                                           6,344,452     3,741,250
                                                             -----------   -----------
           Total shareholders' equity                         49,000,603    16,462,763
                                                             -----------   -----------

                                                             $63,328,298   $31,026,410
                                                             ===========   ===========

  The accompanying notes are an integral part of these consolidated statements.

                            ZOMAX OPTICAL MEDIA, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                      ----------------------------    ----------------------------
                                                        Sep 25,         Sep 26,         Sep 25,         Sep 26,
                                                          1998            1997            1998            1997
                                                      ------------    ------------    ------------    ------------

        Sales                                         $ 14,832,418    $ 13,841,719    $ 43,611,346    $ 33,334,927
        Cost of sales                                   11,309,686       8,916,594      31,870,603      22,972,556
                                                      ------------    ------------    ------------    ------------
                Gross profit                             3,522,732       4,925,125      11,740,743      10,362,371
        Selling, general and
                 administrative expenses                 2,446,240       2,729,930       7,575,863       7,010,636
                                                      ------------    ------------    ------------    ------------
                Operating income                         1,076,492       2,195,195       4,164,880       3,351,735

        Interest expense                                   (87,377)       (108,423)       (300,151)       (294,318)
        Interest income                                    374,869          43,051         576,301         182,759
        Other income (expense), net                           --            29,598        (277,828)        117,023
                                                      ------------    ------------    ------------    ------------
                Income before income taxes               1,363,984       2,159,421       4,163,202       3,357,199

        Provision for income taxes                         545,000         383,000       1,560,000         798,000
                                                      ------------    ------------    ------------    ------------

                Net income                            $    818,984    $  1,776,421    $  2,603,202    $  2,559,199
                                                      ============    ============    ============    ============

        PRO FORMA:
          Net income before income taxes                                 2,159,421       4,163,202       3,357,199
          Provision for income taxes                                       853,000       1,665,000       1,326,000
                                                                      ------------    ----------------------------
          Net income                                                  $  1,306,421    $  2,498,202    $  2,031,199
                                                                      ============    ============================

        Earnings Per Share
          Basic                                       $       0.11    $       0.25    $       0.41    $       0.39
                                                      ============    ============    ============    ============
          Diluted                                     $       0.11    $       0.24    $       0.39    $       0.38
                                                      ============    ============    ============    ============

        Weighted average number of
               shares outstanding
          Basic                                          7,184,831       5,250,024       6,094,594       5,215,285
                                                      ============    ============    ============    ============
                                                                                                      ============
          Diluted                                        7,496,452       5,426,862       6,478,799       5,287,826
                                                      ============    ============    ============    ============


  The accompanying notes are an integral part of these consolidated statements

                            ZOMAX OPTICAL MEDIA, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            For the nine months ended
                                                           ----------------------------
                                                           Sept. 25,          Sept 26,
                                                              1998              1997
                                                           ------------    ------------
Operating Activities:
Net income                                                 $  2,603,202    $  2,559,199
Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                         2,762,642       1,647,399
        Deferred income taxes                                    19,000           9,000
        Changes in operating assets and liabilities:
           Accounts receivable                               (1,480,927)       (672,032)
           Inventories                                         (436,574)     (1,043,858)
           Prepaid expenses and deposits                        108,912        (506,732)
           Accounts payable                                   1,265,519         172,725
           Accrued expenses                                     305,069       1,708,443
           Income taxes payable                                 134,500        (513,819)
                                                           ------------    ------------

               Net cash provided by operating activities      5,281,343       3,360,325
                                                           ------------    ------------

Investing Activities:
   Purchase of property and equipment                        (7,715,339)     (5,984,544)
   Acquisition of businesses, net of cash                          --        (1,465,818)
   Change in other assets                                        38,103          (6,041)
                                                           ------------    ------------

               Net cash used in investing activities         (7,677,236)     (7,456,403)
                                                           ------------    ------------

Financing Activities:
    Issuance of common stock                                 29,934,638         357,489
    Proceeds from notes payable                               1,124,346       3,650,000
    Note payable related to acquisition                            --           250,000
    Repayment of notes payable                               (3,084,386)     (2,816,974)
    Bank borrowings, net                                           --           379,455
    Dividends and distributions                                    --          (979,064)
                                                           ------------    ------------

               Net cash provided by financing activities     27,974,598         840,906
                                                           ------------    ------------

               Net increase (decrease) in cash               25,578,705      (3,255,172)

Cash and Cash Equivalents:
   Beginning of period                                        5,213,417       7,944,699
                                                           ------------    ------------
   End of period                                           $ 30,792,122    $  4,689,527
                                                           ============    ============

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                  $    299,667    $    300,405
                                                           ============    ============
   Cash paid for income taxes                              $  1,425,500    $  1,395,623
                                                           ============    ============

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


2.       Acquisitions

         On February 4, 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Inc. (PMG), Next Generation Services, LLC (NGS) and Primary Marketing Group Limited (PMG Ireland) in exchange for 800,002 shares of the Company's common stock. Prior to the acquisitions, the acquired businesses consisted of providing manufacturers' representative services and returned merchandise-processing services for the computer industry. The acquired businesses were merged into a subsidiary of the Company, which provides substantially the same products and services the acquired companies provided prior to these transactions. In connection with the transactions described above, Zomax acquired certain assets and assumed certain liabilities from an unrelated third party for $1.1 million. The acquisitions of these companies have been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented have been restated to reflect the financial effects of the transactions. Prior to the acquisitions, certain of the acquired companies operated as non-taxable entities. A pro forma tax provision has been established as if all consolidated companies were taxable entities for all periods presented.


3.       Secondary Stock Offering

         On May 21, 1998, the Company completed the sale of 1,600,000 shares of common stock in a secondary public offering. On June 8, 1998, the underwriters exercised an overallotment option and purchased an additional 300,000 shares. The Company received proceeds from the offering, net of issuance costs, of approximately $29,729,000.

4.       Investment in Chumbo Holdings Corporation

         On October 2, 1998, the Company acquired 4,310,345 shares of the Common Stock of Chumbo Holdings Corporation ("Chumbo") for $5,000,000. The Company also received warrants, exercisable over ten years at a price of $1.16 per share, to purchase an additional 906,350 shares of Chumbo Common Stock (the "Warrant").

         Chumbo conducts its operations through two wholly-owned subsidiaries, Chumbo.com, Inc. and Point Group Corporation. Point Group Corporation is a licensee and reseller of computer software. Chumbo.com, Inc. has developed proprietary software for Internet commerce and operates a website (http://www.chumbo.com) selling computer software over the Internet. As a result of the investment, the Company will own approximately one-third of the outstanding equity of Chumbo which will be accounted for using the equity method of acccounting. Additionally, Zomax will have access to Chumbo's proprietary Internet software to service customers of the Company. Mr. James T. Anderson, the Company's President and Chief Executive Officer, will assume the additional role of Chief Executive Officer of Chumbo. The Company has transferred the Warrant to Mr. Anderson in recognition of his additional duties and responsibilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products. These services include compact disc (CD) and digital versatile disc (DVD) mastering; CD, DVD, diskette and cassette replication; graphic design; print management; CD and DVD printing; packaging; warehousing; inventory management; distribution and fulfillment; and Return Merchandise Authorization (RMA) processing services. The Company records sales to its customers at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on written customer instructions.

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

Results of Operations

The following table sets forth for the three months and nine months ended September 25, 1998 and September 26, 1997, certain operating data as a percentage of sales for the periods presented:


                             Three Months Ended         Nine Months Ended
                         September 25, September 26, September 25, September 26,
                              1998         1997         1998         1997
                         ------------  ------------  ------------  ------------

Sales                        100.0%       100.0%       100.0%       100.0%
Cost of sales                 76.2         64.4         73.0         68.9
                             -----        -----        -----        -----

Gross profit                  23.8         35.6         27.0         31.1
Selling, general and
   admin. expenses            16.4         19.7         17.3         21.0
                             -----        -----        -----        -----

Operating income               7.4         15.9          9.7         10.1

Interest expense              (0.5)        (0.8)        (0.6)        (0.8)
Interest income                2.5          0.3          1.3          0.5
Other                                       0.2         (0.6)         0.3
                             -----        -----        -----        -----
Income before provision
    for income taxes           9.4         15.6          9.8         10.1

Pro forma provision
    for income taxes(1)        3.7          6.1          3.6          3.9
                             -----        -----        -----        -----

Pro forma net  income (1)      5.7%         9.5%         6.2%         6.2%
                             -----        -----        -----        -----

(1) A pro forma tax provision has been established as if all consolidated companies were taxable entities for all periods presented.

         Sales. The Company's sales for the third quarter of 1998 were $14.8 million, an increase of 7.2% from $13.8 million for the third quarter of 1997. For the nine months ended September 1998, sales were $43.6 million, an increase of 31.0% from sales of $33.3 million for the first nine months of 1997. In the third quarter of 1998, the Company's CD sales mix changed, reflecting less print and assembly services as compared to prior quarters. This mix change and a reduction in diskette sales in the third quarter resulted in lower sales and gross margin. In the third quarter of 1997, the Company had a non-recurring RMA project of approximately $1.0 million. The increase in total sales for the nine month period in 1998 resulted primarily from a 52.7% increase in CD related sales and the Company's operation of a new assembly and distribution warehouse facility in San Jose, California. These increases were partially offset by decreases in audio cassette and diskette sales.

         Cost of sales. Cost of sales for the third quarter of 1998 was 76.2% as a percentage of sales as compared to 64.4% for the third quarter of 1997. For the first nine months of 1998, cost of sales was 73.0% as compared to 68.9% for the same period in 1997. The increase in cost of sales percentages in 1998 was due to the change in the product mix discussed above. In addition, the nine months ended September 1998 included the startup expenses incurred at our new CD facility in San Jose, California.

         Selling, general and administrative expense. Selling, general and administrative expenses for the third quarter of 1998 were $2.4 million, as compared to $2.7 million for third quarter of 1997. As a percentage of sales, selling, general and administrative expenses decreased from 19.7% in the third quarter of 1997 to 16.4% in the third quarter of 1998. Selling, general and administrative expenses for the first nine months of 1998 were $7.6 million, or 17.3% of total sales as compared to $7.0 million or 21.0% for 1997. Selling, general and administrative expenses have decreased as a percentage of sales in 1998 as sales have increased and the Company has achieved operational efficiencies from fully integrating its acquisitions.

         Interest income and expense. Interest income was $375,000 for the third quarter of 1998, as compared to $43,000 for the third quarter of 1997. Interest income was $576,000 for the first nine months of 1998 as compared to $183,000 in 1997. Interest income increased in 1998 with the investment income earned on the secondary offering proceeds. Interest expense was $87,000 for the third quarter of 1998, as compared to $108,000 for the third quarter of 1997. Interest expense was $300,000 for the first nine months of 1998 as compared to $294,000 in 1997.

         Other income (expense) net. In the first quarter of 1998, the Company incurred expenses totaling $278,000 related to the acquisition of PMG, NGS and PMG Ireland. These costs were expensed as incurred following the provisions of pooling of interests accounting. In 1997, PMG generated other income as a result of representing certain manufacturers' products.

         Pro forma provision for income taxes. The pro forma effective income tax rate for the first nine months of 1998 was 40.0% as compared to 39.5% for the first nine months of 1997.

         Pro forma net income. Pro forma net income for the third quarter of 1998 was $819,000, a decrease of 37% from $1,306,000 for the third quarter of 1997. Pro forma net income for the first nine months of 1998 was $2.5 million, an increase of 25% from $2.0 million for the first nine months of 1997.


Liquidity and Capital Resources

         As of September 25, 1998, the Company had working capital of $32.0 million, compared to working capital of $5.0 million as of December 26, 1997. The increase in working capital was primarily due to issuance of common stock in a secondary offering in which the Company received $29.7 million, net of offering costs.

         As of September 25, 1998, the Company had cash totaling $30.8 million. Cash generated from operating activities for the first nine months of 1998 was $5.3 million compared to $3.4 million during the first nine months of 1997. The increase in operating cash flow is consistent with the Company's sales and net income growth.

         Cash used in investing activities during the first nine months of 1998 was $7.7 million compared to $7.5 million for the first nine months of 1997. In 1998, the Company used cash primarily to purchase property and equipment including the construction of a new CD facility in San Jose and new DVD equipment. In 1997, the Company used $1.5 million for the acquisition of businesses.

         During the first nine months of 1998, the Company acquired certain assets and assumed certain liabilities from an unrelated third party in exchange for a short-term note in the principal amount of $1.1 million. During the first nine months of 1997, the Company financed equipment purchases with long-term debt totaling $3.7 million. During the first nine months of 1998, the Company repaid notes payable totaling $3.1 million as compared to $2.8 million in 1997. PMG and NGS made distributions to its owners of $979,000 in 1997. These distributions were made in accordance with the dividend policies of these companies. Zomax Optical Media, Inc. has never declared or paid dividends on its Common Stock.

         The Company has a revolving line of credit facility for up to $5.0 million of borrowings. Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at September 25, 1998. In addition, the Company had $4.35 million available under a capital term loan facility at September 25, 1998.

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


Year 2000 Compliance

         The Company is currently working to fully assess and resolve the potential impact of the Year 2000 issue on both the information technology ("IT") and non-IT systems throughout its U.S. and Ireland operations. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system problems or failures.

         Zomax has developed a Year 2000 plan, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute corrective actions to minimize those risks. The Company's goal is to ensure current business operations will continue to function accurately with no material disruption into and beyond year 2000. The Company has formed an internal review team, which is finalizing an agreement with an independent Year 2000 consulting firm to provide advice regarding the Company's Year 2000 compliance. The Year 2000 plan addresses (a) information technology such as software and hardware, (b) non-information system or embedded technology contained in manufacturing equipment and facilities, and (c) readiness of key third party suppliers.

         Zomax implemented a new enterprise wide financial and information system in 1997 to meet its growing business needs. The Company also implemented this financial and information system in new businesses acquired in 1997 and 1998. The new business systems are represented to be Year 2000 compliant by the respective vendors and the Company has performed initial tests confirming this compliance. The Company has identified embedded technology in its manufacturing equipment and facilities and is testing such technology and contacting vendors regarding the Year 2000 readiness of such technology. The Company is also in the process of contacting material suppliers and customers to address their exposure to Year 2000 related risks.

         The Company expects to substantially complete its assessment of Year 2000 compliance with regard to embedded technology and material suppliers and customers by the end of the first quarter of 1999. During the balance of 1999, the Company will work to remedy any Year 2000 problems identified and formulate contingency plans, if appropriate, to reduce risks and exposure to Year 2000 related issues.

         Through September 25, 1998, costs associated with the Company's Year 2000 plan have not been material. The costs of addressing Year 2000 potential problems are not currently expected to have a material adverse impact on the financial position, results of operations or cash flows of the business in the future. However, the costs relating to the resolution of Year 2000 compliance issues cannot be fully estimated at this time. The Company has not yet formed expectations regarding a most likely worst case scenario for the Year 2000 but expects to do so upon completing its assessment of embedded technology and the readiness of material vendors and customers. If significant customers or vendors identify Year 2000 issues in the future and fail to resolve such issues in a timely manner, such failure could result in a material adverse impact on the company's business or results of operations.



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


Forward-Looking Statements

         This filing contains forward-looking statements regarding the anticipated operations of the Company and the Year 2000 issue, among other statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: strength of the CD market, pricing strategies of competitors, manufacturing capacity and efficiency, overall economic conditions, including inflation and consumer confidence, the ability of the Company and its vendors and customers to replace, modify or upgrade computer technology to adequately address the Year 2000 issue and other risks identified in filings with the Securities and Exchange Commission from time to time.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. The following exhibit is included with the Form 10-Q

                  27 Financial Data Schedule
                     (included in electronic version only)

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the third quarter; however, the Company subsequently filed a Form 8-K dated October 2, 1998 to report the purchase of an investment interest in Chumbo Holdings Corporation.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ZOMAX OPTICAL MEDIA, INC.


Date:  November 9, 1998                 By  /s/ James T. Anderson
                                            James T. Anderson, President and
                                            Chief Executive Officer (principal
                                            executive officer)


                                        By   /s/ James E. Flaherty
                                             James E. Flaherty
                                             Chief Financial Officer (principal
                                             financial and accounting officer)

                            Zomax Optical Media, Inc.
                           Form 10-Q Quarterly Report
                    For the Quarter Ended September 25, 1998

                                  EXHIBIT INDEX



Exhibit
Number   Item

27       Financial Data Schedule (included in electronic version only)