Form 10-K
period 1998-12-25
ZOMAX OPTICAL MEDIA INC
filed 1999-03-25
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 1998 or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to__________ .

Commission File Number:  0-28426

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

                  Registrant's telephone number (612) 553-9300

       Securities registered under Section 12(b) of the Exchange Act: None

                  Securities registered under Section 12(g) of
                               the Exchange Act:
                           Common Stock, no par value

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[ ] NO[x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates was $ 99,611,964 based on the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 11, 1999.

The number of shares outstanding of the registrant's common stock as of March 11, 1999: 7,268,577 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1999, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

General

         Zomax Optical Media, Inc. is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products. These outsource services include front-end marketing programs (call centers), graphic design, print management, compact disc ("CD") and digital versatile disc ("DVD") mastering, CD, DVD, diskette and cassette replication, printing, packaging, warehousing and inventory management, fulfillment and distribution, and returned merchandise authorization ("RMA") processing services. By providing a full range of multimedia services, Zomax differentiates itself from its competitors who offer only a subset of these services. Zomax believes its expertise and capital investment allow its customers to focus on their core competencies, reduce costs, accelerate time to market, access advanced replication and design capabilities, reduce capital investment, improve inventory management and purchasing power, and access manufacturing, warehousing and distribution capabilities in a variety of geographic regions.

         The Company services a broad customer base, including Microsoft, Novell, Hewlett Packard and Gateway. The Company has demonstrated an ability to provide consistently high quality products and services in a short turnaround time. Zomax believes its high level of customer service and responsiveness to customers' needs provides it with a competitive advantage which differentiates the Company from its competitors.

Recent Acquisitions

         To enhance its position as a leading outsource service provider, Zomax has expanded its geographic presence and outsource services by acquiring production capacity as well as call centers, distribution and RMA capabilities. The Company believes that its recent acquisitions enable it to provide additional integrated services, create an opportunity to attract new customers and cross-market its services to existing customers.

         Within the last two years, the Company has made the following acquisitions:

         o Benchmark Media Services, Inc., (Benchmark) a software media replicator with operations in Plymouth, Minnesota and Indianapolis, Indiana; acquired in March 1997;

         o Trotter Technologies, Inc., (TTI) an RMA processing, warehousing and distribution company based in San Jose, California; acquired in May 1997;

         o Primary Marketing Group, (PMG) a manufacturers' representative group, based in San Jose, California servicing the needs of computer hardware and software publishers; primary sales group for Kao Corporation in California; acquired in February 1998;

         o Next Generation Services, LLC, (NGS) an RMA processing company with facilities in Hayward, California and Boston, Massachusetts; acquired in February 1998;

         o Primary Marketing Group Ltd., (PMG Ireland) an RMA processor and provider of manufacturers' representative services in Ireland; acquired in February 1998.

         o Certain assets and contractual rights of Kao Corporation, including an agreement regarding the manufacture and distribution of products for Novell, Inc.; acquired in February 1998.

         o Kao Corporation, an industry leading software replicator with operations in Fremont and San Ramon, California; Arnprior, Canada; Dublin, Ireland and Langen, Germany; acquired in January 1999.

Industry

         The multimedia services industry is comprised of companies that provide a wide variety of services to software publishers, computer manufacturers, book publishers, independent record labels and other producers of multimedia products ranging from replication only to complete multimedia services. Growing consumer demand for multimedia products such as CD-ROM, DVD-ROM and CD-Audio and a corresponding increase in the installed base of CD and DVD drives and CD-Audio players have been significant factors driving the demand for multimedia services.

         According to the Optical Publishing Industry Assessment (9th ed. 1998) prepared by InfoTech, Incorporated, an independent market research and consulting firm headquartered in Woodstock, Vermont, the worldwide installed base of CD-ROM drives more than doubled each year from 1992 to 1995, to 68 million and is estimated to increase from 195 million in 1997 to 338 million in 2000. Furthermore, InfoTech reports that the number of CD-ROMs replicated worldwide increased from 500 million in 1995 to 1.4 billion in 1997 and is estimated to increase to 2.2 billion in 2000. The worldwide installed base of DVD-ROM drives is estimated by InfoTech to increase from 330,000 in 1997 to 6.5 million in 1998 and 78 million in 2000. The number of DVD-ROMs replicated worldwide is estimated to increase from 1.5 million in 1997 to 57 million in 1998 and 580 million in 2000.

         While CD-ROM technology has become the preferred medium in the computer software industry, some software developers continue to utilize diskettes. Similarly, although CD-Audio is the preferred medium for audio products, audio cassettes continue to be a significant format. According to InfoTech, the worldwide installed base of CD-Audio players was estimated at 420 million in 1997 and is expected to reach 500 million in 1998. InfoTech estimates that the number of replicated CD-Audio products worldwide will reach 3.3 billion units in 1998, up from 3.1 billion units in 1997. The Recording Industry Association of America estimated that 173 million audio cassettes were distributed in the U.S. in 1997.

         Some software publishers and computer hardware OEMs still dedicate in-house resources to manufacturing and fulfillment. However, significant and increasing demand exists for outsource services from providers who can reliably manufacture and process multimedia products within short turnaround times. The Company estimates that, based on discussions with software publishers, 15 percent of all shipments to software retailers ultimately require RMA processing. The same factors that have led to the trend toward more outsourcing are driving consolidation in the industry as many small local and regional service providers find it increasingly difficult to access the capital required to invest in new capital equipment and additional value-added services.

Services

         The Company believes that it offers the most comprehensive range of multimedia manufacturing services. These value-added services cover each aspect of a software product's life cycle. Customers can engage Zomax on a service-by-service basis, depending on their needs. In all cases, Zomax project management maintains regular contact with customers and coordinates all services provided. With the breadth of services offered by the Company, customers can bring their end products to market without ever handling the product themselves.

         Marketing Programs. The Company offers a complete marketing program services which includes program management, call center operations, financial services, fulfillment and information systems. The call centers provide various levels of customer support, first level technical support and outbound for revenue generation opportunities covering sixteen languages. The Company is in direct contact with its customers' customers.

         Graphic Design. The Company works directly with its customers in developing product and packaging designs.

         Print Management. The Company receives print specifications from its customers, facilitates printing purchases and implements quality controls to ensure on-time delivery of the end product. Additionally, Zomax provides print inventory management services.

         Mastering. During the mastering process, a laser beam recorder transfers the digital information onto a glass mastering substrate. This substrate then undergoes an electroforming process that creates a metal stamper from which CDs and DVDs are molded. The mastering process is critical to product quality and is conducted in a clean-room environment free of microscopic contaminants which can obscure large amounts of data.

         Replication. CDs and DVDs are replicated using an integrated robotic line process which incorporates plastic injection molding, metalizing, lacquering and inspection equipment. The replication process begins with the injection of high quality, CD-grade polycarbonate into the mold cavity where the metal stamper has been mounted. The extruded clear polycarbonate into the mold cavity where the metal stamper has been mounted. The extruded clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player. A thin layer of lacquer is then applied over the metal to protect it and to serve as a base for printing on the disc. Unacceptable CDs and DVDs are detected and discarded through the inline inspection process. The Company currently has a combination of 52 CD and DVD production lines at its facilities.

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

         CD and DVD Printing. Printing is performed in batches off-line in order to take advantage of the high speed nature of the printing process while avoiding the production delays typically required for printer setup. The Company's printing equipment includes screen printing presses with capabilities of up to six-color printing. The Company produces its own screens and custom mixes all ink in-house. Automated label and print quality inspection equipment is integrated with the screen printers to ensure high quality control and reduce the need for manual quality inspection.

         Packaging. The Company has automated equipment to provide for commonly requested packaging configurations. Currently, the standard CD packaging configuration is the plastic "jewel box" with customer or Zomax supplied print material in the bottom and top of the box. The standard audio cassette packaging is the "Norelco box." For non-automated assembly requirements, the Company provides a full range of hand assembly options. As part of its dedication to be full-service provider, the Company works with its customers to develop sophisticated retail packaging configurations.

         Warehousing and Inventory Management. To assist customers in minimizing costs and reducing time to market, Zomax offers comprehensive warehousing and inventory management services. Increasingly, the Company is warehousing products for customers and shipping those products directly into the customers' distribution channels. The Company believes this service provides customers with a more comprehensive solution and enables them to be more responsive to market demands.

         Distribution and Fulfillments. The Company offers its customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Zomax can accommodate large shipments to distribution centers and receive and fulfill same-day orders to individual locations.

         RMA Processing. Zomax employees receive, sort, count, recycle, re-price, repackage and redistribute returned, obsolete or excess software merchandise. The Company also receives, tests and redistributes hardware at one of its California facilities. A customer can maximize its operating efficiencies by using Zomax to coordinate RMA processing with inventory management and replication orders.

Customers and Markets

         The Company markets and sells multimedia services to a variety of customers, including software publishers, computer manufacturers, book publishers, independent record labels, marketing groups and data base suppliers. Zomax currently services a broad customer base in these industry segments including Gateway, Microsoft, Novell, GT Interactive and Expert Software.

         In 1999, the Company obtained authorized replicator status with Microsoft that allows the Company to replicate Microsoft(R) products for any authorized distributor. This status is pursuant to an agreement with Microsoft that expires in October 1999. Previously, the Company had been a select authorized replicator of Microsoft(R) products for Gateway only. The Company expects, but cannot guarantee, that the authorized replicator status will continue. In addition, the Company has an agreement with Microsoft to provide RMA processing, which agreement may be terminated by Microsoft upon 30 days' notice.

         One of the Company's primary customers is Gateway, which accounted for 16.7%, 38.3% and 18.0% of the Company's consolidated sales in 1998, 1997 and 1996, respectively. Zomax is a primary supplier of CDs to Gateway and in August 1997 was named its North American Supplier of the Year. The Company has an agreement with Gateway that governs the procedures for making and receiving orders. This agreement expires July 31, 1999, but may be renewed for additional one-year terms upon agreement of the parties, subject to earlier termination by Gateway upon 30 days notice.

         In 1998, the Company began providing replication, packaging, distribution and fulfillment services to Novell from its San Jose, California facilities under an Agreement for Manufacturing Turnkey Products. This agreement expires in 2000 but may be renewed annually, subject to earlier termination by Novell upon 90 days' notice. Sales to Novell accounted for 13% of the Company's consolidated sales in 1998.

Marketing and Sales

         Zomax focuses its marketing efforts on customers that require personal service, flexibility, fast turnaround time and a complete outsource solution to their multimedia service needs. The Company has successfully marketed itself to these customers by managing all of the steps in the process from design to replication to packaging to delivery. As part of its strategy, the Company also intends to continue cross-marketing its services to customers who may currently rely on the Company for only a portion of their multimedia service needs.

         The Company employs a direct sales staff that is responsible for maintaining relationships with existing customers and developing new business relationships. With the Kao acquisition in January 1999, the Company expanded its direct sales staff to 22 people. The Company's direct sales staff is supported by a project management staff of 118 people that is responsible for ensuring that each order is processed on a timely basis, all required support materials are in place and desired quality levels are achieved. Each customer account is assigned one or more project managers to provide daily contact with the customer, coordinate the purchase and manufacture of all necessary materials, adapt to order changes and generally act as liaison with the customer.

Competition

         The multimedia service industry is highly competitive and is experiencing consolidation. The Company competes primarily with independent service providers and, to a lesser extent, with affiliates of major international music companies and small localized service providers. Each of these producers generally services a defined set of customer needs.

         o Affiliates of major international music companies. This category consists of large manufacturers who are affiliated with major international music companies such as Sony Music Entertainment, Inc., PolyGram Holdings, Inc., Warner Music, BMG Music and EMI Music. These service providers dedicate a majority of their manufacturing capacity to the production of CD-Audio for affiliated record labels and typically offer a very limited range of services.

         o Independent service providers. Participants in this segment include companies such as Zomax, Disctronics, Inc., Denon Electronics, Inc., Cinram International Inc., Startek Corporation and Metatec Corporation. Independent service providers generally have the ability to handle large volume requirements and have varying degrees of service capability. However, most independent manufacturers do not typically offer as comprehensive a range of outsource services as Zomax.

         o Small localized service providers. These service providers generally have limited production capacity and offer a limited range of related services. The complexity of the manufacturing process and the large capital investment required to maintain and upgrade capacity generally constrain these small service providers.

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

         Electronic on-line delivery of digital information, such as through the Internet, is a potential future competitor of CD and DVD technology. The Company believes that current and projected transmission speeds and infrastructure limitations of on-line delivery systems will prevent them from replacing CD and DVD technology in the foreseeable future. In addition, future advances in CD and DVD technology, such as higher speed drives and greater data compression, could increase the advantages of these technologies over electronic on-line delivery and other potential competitive technologies.

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

         The Company is currently negotiating licenses from the owners of DVD technology to manufacture DVDs. Although the Company expects to obtain such licenses, no assurances can be made that such licenses will be obtained and the Company cannot predict the amount of the royalty that will be payable under any such license.

Employees

         The Company has approximately 1,200 full-time employees and hires additional employees on a temporary, full-time basis to perform manufacturing-related services as the need arises. The Company currently operates its Minneapolis, Arnprior, Fremont and Dublin facilities 24 hours a day, seven days a week. The Company believes that its relations with its employees are good. None of the Company's employees is covered by a collective bargaining agreement.

Cautionary Factors That May Affect Future Results

         Certain statements contained in this Annual Report on Form 10-K are forward-looking, based on current expectations. Such statements can be identified by the use of terminology such as "anticipate," "believe,"

"estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results and sales efforts. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including among others those identified below. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission. In this regard, please also see the Outlook section of
Item 7 below.

         Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, among others, (i) the Company's ability to sustain and manage its growth and implement its business strategy, including the integration of newly acquired and geographically dispersed operations; (ii) the Company's ability to adapt quickly to changes in information storage and retrieval technology; (iii) the Company's reliance on a few key customer and strategic relationships, including those with Microsoft, Gateway and Novell; (iv) the trend of consolidation in the industry and the ability of the Company to effectively compete in an intensely competitive environment; (v) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (vi) risks associated with establishing and maintaining international operations; (viii) the Company's dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and (viii) economic factors over which the Company has no control.

ITEM 2.  PROPERTIES

         The Company leases facilities throughout the U.S. and Europe and owns property in Canada. The following table sets forth information about the Company's facilities. Management believes its facilities are adequate for the Company for the foreseeable future.



---------------------------- --------------------- --------------------- -------------------------------------------
                              Approximate Square     Lease Expiration
         Location                    Feet                                                 Services
---------------------------- --------------------- --------------------- -------------------------------------------
Dublin, Ireland (1)                110,000           1999 - 2016 (2)     Call center, print management, mastering,
                                                                         replication, printing, packaging,
                                                                         warehousing, fulfillment, distribution
                                                                         and RMA processing
---------------------------- --------------------- --------------------- -------------------------------------------
Hayward, California                 64,000                 2002          RMA processing and hardware return
                                                                         testing and processing
---------------------------- --------------------- --------------------- -------------------------------------------
Indianapolis, Indiana              107,000               2002 (3)        Diskette replication, packaging,
                                                                         fulfillment and distribution
---------------------------- --------------------- --------------------- -------------------------------------------
Minneapolis, Minnesota              96,000               2000 (4)        Graphic design, print management,
                                                                         mastering, replication, printing,
                                                                         packaging, warehousing, fulfillment,
                                                                         distribution and RMA processing
---------------------------- --------------------- --------------------- -------------------------------------------


San Jose, California               275,000               2002 (5)        Includes new facility completed in 1998
                                                                         to provide graphic design, print
                                                                         management, mastering, replication,
                                                                         printing, packaging, warehousing,
                                                                         fulfillment, distribution and RMA
                                                                         processing
---------------------------- --------------------- --------------------- -------------------------------------------
Fremont, California (1)            150,000                 2006          Print management, mastering, replication,
                                                                         printing, packaging, warehousing,
                                                                         fulfillment and distribution.
---------------------------- --------------------- --------------------- -------------------------------------------
San Ramon, California (1)           58,000                 2001          Call center
---------------------------- --------------------- --------------------- -------------------------------------------
Arnprior, Canada (1)               158,000                Owned          Print management, mastering, replication,
                                                                         printing, packaging, warehousing and
                                                                         distribution.
---------------------------- --------------------- --------------------- -------------------------------------------
Langen, Germany (1)                 25,000                 2000          Diskette duplication, packaging,
                                                                         warehousing and distribution.
---------------------------- --------------------- --------------------- -------------------------------------------

------------------

(1) These facilities were acquired as part of the Kao acquisition in January 1999.
(2) Includes leases for four different sites.
(3) Includes bases for two sites, in addition, the Company also leases 105,000 square feet on a monthly basis for a customer specific project (this amount not included above).
(4) Included leases for two sites, one of which is 68,000 sq. ft, with Nathan Lane Partnership, LLP (described below) expires in 2000 but has an option to extend two additional terms of three years each. Lease for additional facility expires in 2000 but has an option to extend for an additional three years.
(5) Includes leases for three different sites, two of which expire in 2002 but have options to extend for an additional five years. The third lease, covering the Berryessa facility (described below), expires in 1999.

         The Company leases a majority of its manufacturing, office and warehouse space in Minneapolis, Minnesota from Nathan Lane Limited Partnership, a Minnesota limited liability partnership of which Mr. Phillip T. Levin, Chairman of the Board of Zomax, owns a one-third interest. Pursuant to this lease, as amended, the Company leases approximately 68,000 square feet at an average base rent of $6.57 per net rentable square foot per annum. The Company is also obligated to pay its proportionate share of taxes and operating expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ZOMX." The following table sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock. These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

        Fiscal Year Ended December 26, 1997:                   High        Low

        First Quarter..................................       $7.38       $4.75
        Second Quarter.................................        7.63        4.13
        Third Quarter..................................       10.38        7.75
        Fourth Quarter.................................       15.00       10.50

        Fiscal Year Ended December 25, 1998:

        First Quarter..................................      $18.19       $9.13
        Second Quarter.................................       20.00       14.13
        Third Quarter..................................       16.25        8.50
        Fourth Quarter.................................       16.50        3.88

         The Company has never declared or paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development of its business.

         As of March 11, 1999, there were approximately 160 record holders of the Company's Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which the Company has obtained from its transfer agent, there are approximately 6,200 stockholders of the Company's Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

ITEM 6.  SELECTED FINANCIAL DATA


(000's except per share data)                                            For the years ended
                                             ----------------------------------------------------------------------------------

                                                  1998              1997             1996             1995            1994
                                             ----------------   --------------   --------------   --------------  -------------
Statement of Operations Data:

Sales                                                $61,074          $47,877          $26,867          $16,858        $10,085

Gross Profit                                          16,804           15,104            8,776            5,632          2,541

Selling, general and                                  10,595            9,860            5,366            3,853          1,435
          administrative expenses

Operating Income                                       6,208            5,244            3,410            1,779          1,106

Income before taxes                                    6,141            5,218            3,613            3,575            938

Pro Forma(1):
          Income before income taxes                   6,141            5,218            3,613            3,575            938

          Provision for income taxes                  (2,580)          (2,090)          (1,461)          (1,434)          (362)

          Net Income                                   3,561            3,128            2,152            2,141            576

          Earnings per share -

              Basic                                     0.56             0.60             0.47             0.59           0.16

              Diluted                                   0.53             0.58             0.47             0.59           0.16

          Weighted average number of
          shares outstanding:

              Basic                                    6,367            5,224            4,599            3,600          3,600

              Diluted                                  6,731            5,358            4,601            3,600          3,600

                                                  1998              1997             1996             1995            1994
                                             ----------------   --------------   --------------   --------------  -------------
Balance Sheet Data:
          Cash                                       $25,621          $ 5,213          $ 7,945          $   937        $ 1,636

          Working capital                             26,969            5,049            9,029            2,631            618

          Total assets                                65,424           31,026           24,322           12,485          6,682

          Long-term notes payable, less                1,746            3,104            1,834            2,979          2,188
          current portion

          Total shareholders' equity                  50,087           16,463           14,643            5,166          2,106
                                             ================   ==============   ==============   ==============  =============

(1) A pro forma provision has been established as if all consolidated companies were taxable entities for all periods presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products. These services include CD and DVD mastering; CD, DVD, diskette and cassette replication; graphic design; print management; CD printing; packaging; warehousing; inventory management; distribution and fulfillment; and RMA processing services. The Company records sales to its customers at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on written customer instructions.

         The multimedia services industry has been characterized by short lead times for customer orders. For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company's backlog as of any particular date is not a meaningful indicator of future financial results.

         On January 7, 1999, the Company acquired the businesses and certain net assets of Kao Corporation in United States, Canada, Ireland and Germany. The purchase price for the business, net assets and net working capital acquired was $37.5 million, subject to certain post closing adjustments. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The acquisition will be accounted for using the purchase method of accounting and, accordingly the purchase price will be allocated to net assets acquired based on their estimated fair values. Since this acquisition occurred after year-end, no financial results have been included in the accompanying audited financial statements.

         On February 4, 1998, PMG, NGS and PMG Ireland were merged with and into the Company. As a result of these transactions, all ownership interests in the acquired companies were exchanged for 800,002 shares of the Company's Common Stock. Prior to these transactions, the businesses of PMG, NGS, and PMG Ireland consisted of providing manufacturer's representative services and RMA processing services to the computer industry. PMG, NGS and PMG Ireland operated their respective businesses from facilities located in and around San Jose, California; Boston, Massachusetts; and Dublin, Ireland. In connection with the transactions described above, the Company acquired certain assets and assumed certain liabilities from an unrelated third party for $1.1 million. The acquisition of PMG, NGS and PMG Ireland were accounted for using the pooling-of-interests method of accounting, and accordingly, all periods presented have been restated to reflect the effects of these transactions.

         On May 1, 1997, the Company acquired the outstanding shares of Trotter Technologies, Inc. (TTI), an RMA processing, warehouse and distribution company based in San Jose, CA, servicing the software publishing market. The purchase price of TTI was $712,000 cash and 59,268 shares of the Company's Common Stock.

The acquisition of TTI was accounted for using the purchase method of accounting. As a result of this treatment, the TTI purchase price was allocated to net assets acquired based on estimated fair values and approximately $1.2 million of cost in excess of net assets acquired was recorded as goodwill.

         On March 31, 1997, the Company acquired the outstanding shares of Benchmark Media Services, Inc., a software media replicator with operations in Minneapolis, Minnesota and Indianapolis, Indiana. The Company agreed to pay consideration based on revenues of Benchmark in 1997. Revenue levels were not met; therefore, no consideration was paid. The Benchmark acquisition was accounted for using the purchase method of accounting.

         Prior to the Company's initial public offering, the Company operated as a partnership and, prior to the acquisitions described above, certain of the companies operated as non-taxable entities. A pro forma tax provision has been established as if all consolidated companies were taxable entities for all periods presented.

Results of Operations

         The following table sets forth certain operating data as a percentage of sales for the periods indicated.


                                                                        For the Years Ended
                                                    -----------------------------------------------------------
                                                        December 25,          December 26,          December 27,
                                                           1998                  1997                  1996
                                                    --------------------  --------------------  ---------------
Sales...........................................             100.0%                100.0%               100.0%
Cost of sales...................................              72.5                  68.5                 67.3
                                                    --------------------  --------------------  ---------------
Gross profit....................................              27.5                  31.5                 32.7
Selling, general and administrative
expenses........................................              17.3                  20.6                 20.0
                                                    --------------------  --------------------  ---------------
Operating income................................              10.2                  10.9                 12.7
Equity in losses of unconsolidated
entity..........................................               0.6                   -                      -
Interest expense................................               0.6                   0.8                  1.3
Interest income.................................              (1.6)                 (0.5)                (1.2)
Other (income) expense, net.....................               0.5                  (0.3)                (0.8)
                                                    --------------------  --------------------  ----------------
Income before income taxes......................              10.1                  10.9                 13.4
Pro forma provision for income
taxes(1)........................................               4.2                   4.4                  5.4
                                                    --------------------  --------------------  ---------------
Pro forma net income............................               5.9%                  6.5%                 8.0%
                                                    ====================  ====================  ================

(1) A pro forma tax provision has been established as if all consolidated companies were taxable entities for all periods presented.

         For the Years Ended December 25, 1998 and December 26, 1997

         Sales. The Company's sales were $61.1 million for 1998, an increase of 27.6% from $47.9 million in 1997. CD related sales increased 68% in 1998 from

1997. The increase in 1998 CD related sales resulted from the increased CD capacity in the Minneapolis, Minnesota facility and the opening of new CD and assembly/distribution facilities in San Jose, California. The Company believes the growth in CD related sales was due to its strategy of being a full-service provider of multimedia products and related services. Diskette related sales decreased 41% from the prior year as customers moved their software from diskettes to CDs. RMA processing revenue is comprised of processing fees associated with handling customer returns from the retail channels, as well as sales of recycled diskettes which are received in returns and processed for resale. RMA processing revenue decreased 34.0% in 1998 compared to 1997 as fewer recycled diskettes were processed and sold in 1998 compared to 1997 and the 1997 RMA processing revenue included a significant one-time project.

         Cost of sales. Cost of sales as a percentage of sales was 72.5% and 68.5% for 1998 and 1997, respectively. The cost of sales percentage increase resulted from a change in product mix discussed above and start up expenses incurred in connection with opening the new CD facility. The Company outsources its CD production when customer orders exceed its production capabilities. The Company outsourced 7% of its CD manufacturing in 1998 and 9% in 1997.

         Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales were 17.3% in 1998 and 20.6% in 1997. In dollars, general and administrative expenses increased $736,000 from 1997. Selling, general and administrative expenses have decreased as a percentage of sales in 1998 as the Company has achieved operational efficiencies from integrating its acquisitions.

         Equity in losses of unconsolidated entity. In the fourth quarter of 1998, the Company purchased a one-third equity interest in Chumbo Holdings Corporation, an Internet based reseller of software. The Company accounts for this investment using the equity method of accounting and accordingly, recognized a loss of $370,000 representing its share of the Chumbo net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

         Interest income and expense. Interest income was $949,000 and $228,000 for 1998 and 1997, respectively. The increase in interest income in 1998 resulted from investment income on proceeds from the Company's public stock offering. Interest expense was $369,000 and $409,000 for 1998 and 1997, respectively.

         Other (income) expense, net. In 1998, the Company incurred expenses totaling $278,000 relating to the acquisition of PMG, NGS and PMG Ireland. These costs were expensed as incurred according to the pooling-of-interest accounting rules. In 1997, PMG generated other income as a result of representing certain manufacturers' products.

         Pro forma provision for income taxes. The pro forma effective income tax rate for 1998 was 42.0% compared to 40.1% for 1997. Such rates principally reflect the federal statutory tax rate plus the effect of state income taxes.

         Pro forma net income. Pro forma net income for 1998 was $3.6 million, an increase of 14.0% from $3.1 million in 1997.

         For the Years Ended December 26, 1997 and December 27, 1996

         Sales. The Company's sales were $47.9 million for 1997, an increase of 78.2% from $26.9 million in 1996. The 1997 sales increase was attributable to a 69% increase in sales to new and existing customers with the remaining increase attributable to additional sales resulting from acquisition of Benchmark and TTI during the year. CD related sales increased 70% in 1997, due primarily to an increase in the number of units sold, and diskette sales increased 1200% to $7.4 million. These increases were partially offset by a 12% decline in audiocassette sales. The Company believes the growth in CD related sales was due to its strategy of being a full-service provider of multimedia products and related services, along with increased production capacity. Sales from PMG, NGS, and PMG Ireland represented $10.0 million of total sales in 1997, an increase of 19.9% from $8.3 million in 1996. The increase in sales generated by PMG, NGS and PMG Ireland was the result of an increase in the number of RMA processing customers and the volume of returns processed. RMA processing revenue is comprised of processing fees associated with handling customer returns from retail channels, as well as sales of recycled diskettes, which are received with returns and processed for resale. In 1997, fewer recycled diskettes were processed and sold than in 1996. As a result, revenue from RMA processing fees became a larger component of the Company's total revenues.

         Cost of sales. Cost of sales as a percentage of sales was 68.5% and 67.3% for 1997 and 1996, respectively. This cost of sales percentage increase is primarily due to an increase in outsourced CD unit production, partially offset by a change in the RMA processing sales mix from lower-margin recycled diskette sales to higher-margin RMA processing fees. The Company outsources its CD production when customer orders exceed its production capabilities. The Company outsourced 9% of its CD manufacturing in 1997 and 3% in 1996. The cost for such outsourced production is higher than the cost of CDs produced internally by the Company.

         Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales were 20.6% in 1997 and 20.0% 1996. In dollars, selling, general and administrative expenses increased $4.5 million from 1996. The dollar increase in 1997 resulted primarily from the added infrastructure necessary to support the significant increase in sales volume and growth of the Company.

         Interest income and expense. Interest income was $228,000 and $329,000 for 1997 and 1996, respectively. Interest expense was $409,000 and $357,000 for 1997 and 1996, respectively. Interest expense increased with borrowings used to finance the purchase of additional CD manufacturing equipment in 1997.

         Other (income) expense, net. Other income, net was $155,000 in 1997 compared to $231,000 in 1996. The Company generated other income resulting from PMG representing certain manufacturers' products.

         Pro forma provision for income taxes. The pro forma effective income tax rate for 1997 was 40.1% compared to 40.4% for 1996. Such rates principally reflect the federal statutory tax rate plus the effect of state income taxes.

         Pro forma net income. Pro forma net income for 1997 was $3.1 million, an increase of 45.4% from $2.2 million in 1996.

Liquidity and Capital Resources

         As of December 25, 1998, the Company had working capital of $27.0 million, compared to working capital of $5.0 million as of December 26, 1997 and $9.0 million as of December 27, 1996. The increase in working capital in 1998 was primarily due to the proceeds received from the Company's secondary stock offering. In May 1998, the Company sold 1.9 million shares of common stock netting $29.7 million, net of offering costs.

         As of December 25, 1998, the Company had cash totaling $25.6 million. Cash generated from operating activities was $7.7 million, $6.9 million and $4.9 million during 1998, 1997 and 1996, respectively. The increase in operating cash flow is consistent with the Company's sales and net income growth.

         Cash used in investing activities was $15.0 million, $6.6 million and $3.8 million in 1998, 1997 and 1996, respectively. In 1998, cash used in investing activities included $5.0 million for the purchase of a one-third equity interest in Chumbo Holdings Corporation and $1.1 million of expenses incurred relating to the Kao acquisition (see Note 11 to the consolidated financial statements). The balance of 1998 and prior years investing activities primarily relates to the purchase of property and equipment to support the Company's growth in business.

         In 1998, the Company acquired certain assets and assumed certain liabilities from an unrelated third party in exchange for a short-term note in the principal amount of $1.1 million. The Company financed equipment purchases with long-term debt totaling $3.8 million in 1997 and $791,000 in 1996. The Company reduced the amount of notes payable in the amount of $3.4 million, $3.9 million and $1.5 million in 1998, 1997 and 1996, respectively. PMG and NGS made distributions to its owners of $2.2 million in 1997 and $2.7 million in 1996. These distributions were made in accordance with the dividend policies of these companies. Zomax Optical Media, Inc. has never declared or paid dividends on its Common Stock.

         As of December 25, 1998, the Company had a revolving line of credit facility for up to $5.0 million of borrowings. Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at December 25, 1998. In addition, the Company had $4.35 million available under a capital term loan facility at December 25, 1998.

         Subsequent to year-end, the Company acquired the business and certain net assets of Kao Corporation in the United Stated, Canada, Ireland and Germany. The purchase price for the business and net assets acquired was $37.5 million, subject to certain post-closing adjustments. The Company used $22.5 million of its existing cash and obtained a $15.0 million five-year term loan to finance the transaction. In addition, the Company also entered into a $25.0 million revolving line of credit facility with borrowings based on a formula using eligible accounts receivable and inventories.

         Future liquidity needs will depend on, among other factors, the timing of capital expenditures and expenditures in connection with any acquisitions, changes in customer order volume and the timing and collection of receivables. The Company believes existing cash balances, anticipated cash flow from operations and amounts available under existing credit facilities, will be sufficient to fund its operations for the foreseeable future.

Year 2000 Compliance

         The Company continues to work on and resolve the potential impact of the Year 2000 issue on both the information technology ("IT") and non-IT systems throughout its U.S., Canada and Ireland operations. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system problems or failures.

         Zomax has developed a Year 2000 plan, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute corrective actions to minimize those risks. The Company's goal is to ensure current business operations will continue to function accurately with no material disruption into and beyond year 2000. The Company has formed internal review teams and has engaged an independent Year 2000 consulting firm to assist and advise it regarding Year 2000 compliance. The Year 2000 plan addresses (a) information technology such as software and hardware, (b) non-information system or embedded technology contained in manufacturing equipment and facilities, and
(c) readiness of key third party suppliers.

         Zomax implemented a new enterprise wide financial and information system in 1997 to meet its growing business needs. The Company also implemented this financial and information system in new businesses acquired in 1997 and 1998. The new business systems are represented to be Year 2000 compliant by the respective vendors and the Company has performed initial tests confirming this compliance. The Company has identified embedded technology in its manufacturing equipment and facilities and is currently testing such technology and/or contacting vendors regarding the Year 2000 readiness of such technology. The Company estimates that it is substantially complete in its testing of its manufacturing equipment and facilities. The Company has also contacted material suppliers and customers to address their exposure to Year 2000 related risks.

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

         Through December 25, 1998, costs associated with the Company's Year 2000 plan have been less than $50,000. The costs of addressing Year 2000 potential problems are not currently expected to have a material adverse impact on the financial position, results of operations or cash flows of the business in the future. However, the costs relating to the resolution of Year 2000 compliance issues cannot be fully estimated at this time. The Company has not yet formed expectations regarding a most likely worst case scenario for the Year 2000 but expects to do so upon completing its assessment of embedded technology and the readiness of material vendors and customers. If significant customers or vendors identify Year 2000 issues in the future and fail to resolve such issues in a timely manner, such failure could result in a material adverse impact on the company's business or results of operations.

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

Outlook

         The statements contained in this Outlook section and elsewhere in this Annual Report are based on current expectations. These statements are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results and sales efforts. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including among others those identified below.

         The Company believes the total number of CDs sold worldwide will continue to grow in 1999. 1999 unit prices are expected to remain somewhat consistent as the number of CD manufacturers and production capacity for existing manufacturers has not grown significantly. Further, the Company believes that its recent acquisitions will make significant contributions to its sales in 1999 including a tripling of revenues from the Kao acquisition. The Company believes it has the personnel, strategies and financial strength in place to support the expected increase in sales growth with a minimum increase in salaried personnel. However, increases in the Company's sales and its ability to be a leader in the industry depends on its ability to manage industry changes as well as its own growth and organizational changes, particularly with respect to the integration of recent acquisitions.

         If CD market demand does not continue to grow as expected, revenue growth would be adversely impacted and the manufacturing capacity installed may be underutilized. Pricing strategies of competitors and general economic factors, such as consumer confidence and inflation, all impact the Company.

         The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and schedules are included immediately following the signature page of this report on the pages indicated:

                                                                          Page
         Report of Independent Public Accountants dated January 22, 1999 F- 1 Consolidated Balance Sheets as of December 25, 1998 and
           December 26, 1997                                               F- 2
         Consolidated Statements of Operations for
           Years Ended December 25, 1998, December                         F- 3
           26, 1997 and December 27, 1996
         Consolidated Statements of Shareholders' Equity for
           Years Ended December 25, 1998, December 26, 1997
           and December 27, 1996                                           F- 4
         Consolidated Statements of Cash Flows for Years Ended
           December 25, 1998, December 26, 1997 and December 27, 1996      F- 5
         Notes to Consolidated Financial Statements                        F- 6
         Schedule II - Valuation and Qualifying Accounts
           with Report of Independent Public Accountants                   F-17

         All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Election of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 1999. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in the section entitled "Executive Compensation" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the sections entitled "Principal Shareholders and Management Shareholdings" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the section entitled "Certain Transactions" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 1999. Such information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Exhibits.

         The following exhibits are included in this report: See "Exhibit Index" immediately following the financial statements following the signature page of this Form 10-K.

         (b)  Financial Statements and Schedules.

         The following financial statements and schedules are included in Part II, Item 8 of this Form 10-K;

         Report of Independent Public Accountants dated January 22, 1999 Consolidated Balance Sheets as of December 25, 1998 and
           December 26, 1997
         Consolidated Statements of Operations for
           Years Ended December 25, 1998, December
           26, 1997 and December 27, 1996
         Consolidated Statements of Shareholders' Equity for
           Years Ended December 25, 1998, December 26, 1997
           and December 27, 1996
         Consolidated Statements of Cash Flows for Years Ended
           December 25, 1998, December 26, 1997 and December 27, 1996 Notes to Consolidated Financial Statements
         Schedule II - Valuation and Qualifying Accounts with Report of Independent Public Accountants

         All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

         (c)  Reports on Form 8-K.

         The Company filed a Form 8-K dated October 2, 1998 to report the acquisition of 4,310,345 shares of Chumbo Holdings Corporation. The Company also filed a Form 8-K dated December 2, 1998 to report signing purchase agreements to acquire certain assets and businesses of Kao Corporation and two of its subsidiaries (collectively, "Kao"). Subsequently, the Company filed a Form 8-K dated January 7, 1999 to report the acquisition of certain assets and businesses of Kao.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ZOMAX OPTICAL MEDIA, INC.

Date:  March 25, 1999

                                        By /s/ James T. Anderson
                                           James T. Anderson
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Each person whose signature appears below constitutes and appoints James T. Anderson and James E. Flaherty as the undersigned's true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name                       Title                                      Date

/s/ James T. Anderson      President, Chief Executive Officer     March 25, 1999
James T. Anderson          and Director (principal executive
                           officer)

/s/James E. Flaherty       Chief Financial Officer                March 25, 1999
James E. Flaherty          and Secretary (principal financial
                           and accounting officer)

/s/Phillip T. Levin        Chairman of the Board                  March 25, 1999
Phillip T. Levin

 /s/ Robert Ezrilov        Director                               March 25, 1999
Robert Ezrilov

/s/Howard P. Liszt         Director                               March 25, 1999
Howard P. Liszt

/s/Janice Ozzello Wilcox   Director                               March 25, 1999
Janice Ozzello Wilcox

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Zomax Optical Media, Inc.:

We have audited the accompanying consolidated balance sheets of Zomax Optical Media, Inc. (a Minnesota corporation) as of December 25, 1998 and December 26, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zomax Optical Media, Inc. as of December 25, 1998 and December 26, 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 1998, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


Minneapolis, Minnesota,
   January 22, 1999

                            ZOMAX OPTICAL MEDIA, INC.
                           Consolidated Balance Sheets
                                      As of


                                                                                     December 25,        December 26,
                                                                                          1998               1997
                                                                                     -------------       -----------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $25,621,203        $ 5,213,417
   Accounts receivable, net of allowance for doubtful accounts
      of $2,035,000 and $881,000                                                         9,871,975          7,160,198
   Inventories                                                                           2,088,179          1,603,170
   Deferred income taxes                                                                 1,425,000            897,000
   Prepaid expenses and other                                                              543,290            879,714
                                                                                     -------------       ------------
               Total current assets                                                     39,549,647         15,753,499

PROPERTY AND EQUIPMENT, net                                                             18,925,247         14,002,694

INVESTMENT IN UNCONSOLIDATED ENTITY                                                      4,662,201                  -

GOODWILL, net                                                                            1,157,223          1,228,023

ACQUISITION COSTS AND OTHER ASSETS, net                                                  1,129,782             42,194
                                                                                     -------------       ------------
                                                                                       $65,424,100        $31,026,410
                                                                                     =============       ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable                                                    $ 1,380,124        $ 2,293,950
   Accounts payable                                                                      5,468,364          3,524,892
   Accrued expenses-
      Accrued royalties                                                                  2,445,611          2,994,768
      Accrued compensation                                                               1,786,398          1,155,298
      Other                                                                                565,739            494,882
   Income taxes payable                                                                    934,382            240,882
                                                                                     -------------       ------------
               Total current liabilities                                                12,580,618         10,704,672

LONG-TERM NOTES PAYABLE, net of current portion                                          1,746,404          3,103,975

DEFERRED INCOME TAX LIABILITY                                                            1,010,000            755,000

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 15,000,000 shares authorized; 7,188,948 and
      5,250,817 shares issued and outstanding                                           42,680,139         12,721,513
   Retained earnings                                                                     7,406,939          3,741,250
                                                                                     -------------       ------------
               Total shareholders' equity                                               50,087,078         16,462,763
                                                                                     -------------       ------------
                                                                                       $65,424,100        $31,026,410
                                                                                     =============       ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                            ZOMAX OPTICAL MEDIA, INC.
                      Consolidated Statements of Operations


                                                                                 For the Years Ended
                                                                    ---------------------------------------------------
                                                                    December 25,        December 26,       December 27,
                                                                       1998                1997                1996
                                                                    ------------        ------------       ------------
SALES                                                               $61,074,272         $47,876,953        $26,866,557

COST OF SALES                                                        44,270,635          32,773,368         18,090,158
                                                                    ------------        -----------        -----------
               Gross profit                                          16,803,637          15,103,585          8,776,399

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         10,595,475           9,859,906          5,366,247
                                                                    ------------        -----------        -----------
               Operating income                                       6,208,162           5,243,679          3,410,152

EQUITY IN LOSSES OF UNCONSOLIDATED ENTITY                               369,846                   -                  -

INTEREST EXPENSE                                                        368,758             408,915            357,166

INTEREST INCOME                                                        (948,959)           (228,348)          (329,169)

OTHER (INCOME) EXPENSE, NET                                             277,828            (155,321)          (231,114)
                                                                    ------------        -----------        -----------
               Income before income taxes                             6,140,689           5,218,433          3,613,269

PROVISION FOR INCOME TAXES                                            2,475,000           1,520,000            668,000
                                                                    ------------        -----------        -----------
NET INCOME                                                          $ 3,665,689         $ 3,698,433        $ 2,945,269
                                                                    ============        ===========        ===========
PRO FORMA (Notes 1 and 7):
   Income before income taxes                                       $ 6,140,689         $ 5,218,433        $ 3,613,269
   Provision for income taxes                                         2,580,000           2,090,000          1,461,000
                                                                    ------------        -----------        -----------
               Net income                                           $ 3,560,689         $ 3,128,433        $ 2,152,269
                                                                    ============        ===========        ===========
   Earnings per share-
      Basic                                                         $      0.56         $      0.60        $      0.47
                                                                    ============        ===========        ===========
      Diluted                                                       $      0.53         $      0.58        $      0.47
                                                                    ============        ===========        ===========
   Weighted average number of shares outstanding-
         Basic                                                        6,367,329           5,224,168          4,598,877
         Diluted                                                      6,731,302           5,357,511          4,601,446
                                                                    ============        ===========        ===========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            ZOMAX OPTICAL MEDIA, INC.
                 Consolidated Statements of Shareholders' Equity


                                                                             Shareholders' Equity
                                                                 ---------------------------------------------
                                                                        Common Stock
                                                                 ----------------------------        Retained
                                                                   Shares           Amount           Earnings              Total
                                                                 ---------        -----------       ----------          -----------
BALANCE, December 31, 1995                                       3,620,515        $ 3,098,266       $2,067,645          $ 5,165,911
   Net income                                                            -                  -        2,945,269            2,945,269
   Dividends and distributions                                           -                  -       (2,710,152)          (2,710,152)
   Repurchase of ownership interests                               (20,513)                 -          (10,000)             (10,000)
   Sale of common stock at $6.75 per share, net of offering
      costs of $1,446,900                                        1,585,000          9,251,850                -            9,251,850
                                                                 ---------        -----------       ----------          -----------
BALANCE, December 27, 1996                                       5,185,002         12,350,116        2,292,762           14,642,878
   Net income                                                            -                  -        3,698,433            3,698,433
   Common stock issued under Employee Stock Purchase Plan            6,547             30,606                -               30,606
   Common stock issued in connection with the acquisition
      of Trotter Technologies, Inc. on May 1, 1997                  59,268            340,791                -              340,791
   Dividends and distributions                                           -                  -       (2,249,945)          (2,249,945)
                                                                 ---------        -----------       ----------          -----------
BALANCE, December 26, 1997                                       5,250,817         12,721,513        3,741,250           16,462,763
   Net income                                                            -                  -        3,665,689            3,665,689
   Common stock issued under Employee Stock Purchase Plan            7,950             57,254                -               57,254

   Common stock issued upon exercise of stock options and
      warrants                                                      30,181            172,488                -              172,488

   Sale of common stock at $17.00 per share, net of offering
      costs of $2,571,116                                        1,900,000         29,728,884                -           29,728,884
                                                                 ---------        -----------       ----------          -----------
BALANCE, December 25, 1998                                       7,188,948        $42,680,139       $7,406,939          $50,087,078
                                                                 =========        ===========       ==========          ===========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            ZOMAX OPTICAL MEDIA, INC.
                      Consolidated Statements of Cash Flows


                                                                                            For the Years Ended
                                                                                -------------------------------------------------
                                                                                December 25,      December 26,       December 27,
                                                                                    1998             1997                1996
                                                                                ------------      ------------       ------------
OPERATING ACTIVITIES:
   Net income                                                                   $ 3,665,689       $3,698,433         $2,945,269
   Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                            4,042,616        2,245,734          1,128,213
         Write-down of other assets                                                       -                -            250,000
         Equity in losses of unconsolidated entity                                  369,846                -                  -
         Deferred income taxes                                                     (273,000)        (133,000)            (9,000)
         Changes in operating assets and liabilities:
            Accounts receivable                                                  (2,711,777)         910,259         (1,358,752)
            Inventories                                                            (485,009)          20,512           (674,587)
            Prepaid expenses and other                                              336,424         (580,951)           (24,173)
            Accounts payable                                                      1,943,472         (945,712)         1,353,311
            Accrued expenses                                                        152,800        1,999,672            761,098
            Income taxes payable                                                    693,500         (272,937)           513,819
                                                                                -----------       ----------         ----------
               Net cash provided by operating activities                          7,734,561        6,942,010          4,885,198
                                                                                -----------       ----------         ----------
INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                       (8,894,369)      (6,006,728)        (4,087,236)
   Acquisitions, net of cash acquired                                                     -         (775,094)                 -
   Investment in unconsolidated entity                                           (5,032,047)               -                  -
   Change in acquisition costs and other assets                                  (1,087,588)         192,249              5,850
   Sale of financial instruments                                                          -                -            515,157
   Purchase of financial instruments                                                      -                -           (259,000)
                                                                                -----------       ----------         ----------
               Net cash used in investing activities                            (15,014,004)      (6,589,573)        (3,825,229)
                                                                                -----------       ----------         ----------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                    1,124,346        3,750,000            790,500
   Repayment of notes payable                                                    (3,395,743)      (3,899,134)        (1,543,112)
   Repayment of short-term borrowings                                                     -         (715,246)                 -
   Repurchase of ownership interests                                                      -                -            (10,000)
   Dividends and distributions                                                            -       (2,249,945)        (2,710,152)
   Issuance of common stock, net of offering costs                               29,958,626           30,606          9,251,850
                                                                                -----------       ----------         ----------
               Net cash provided by (used in) financing activities               27,687,229       (3,083,719)         5,779,086
                                                                                -----------       ----------         ----------
               Net increase (decrease) in cash                                   20,407,786       (2,731,282)         6,839,055

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                              5,213,417        7,944,699          1,105,644
                                                                                -----------       ----------         ----------
   End of year                                                                  $25,621,203       $5,213,417         $7,944,699
                                                                                ===========       ==========         ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                                       $   369,190       $  427,224         $  357,055
                                                                                ===========       ==========         ==========
   Cash paid for income taxes                                                   $ 2,054,500       $1,953,937         $  162,000
                                                                                ===========       ==========         ==========
   Common shares issued in connection with the acquisition of Trotter
Technologies, Inc.
                                                                                $         -       $  340,791         $        -
                                                                                ===========       ==========         ==========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            ZOMAX OPTICAL MEDIA, INC.
                   Notes to Consolidated Financial Statements
                     December 25, 1998 and December 26, 1997

1.   Business Description:

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

In February 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Next Generation Services, LLC and Primary Marketing Group Limited (collectively, the Acquired Companies) in exchange for 800,002 shares of the Company's common stock. The acquisitions of the Acquired Companies were accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to reflect the effects of the transactions for all periods presented.

Net sales and pro forma net income (pro forma for the effect of income taxes) were as follows (in thousands):
                                                                The
                                                              Acquired
                                                Zomax        Companies
                                              --------       ---------
            1996:
               Net sales                       $18,548         $8,319
               Net income                        1,291            861

            1997:
               Net sales                        37,907          9,970
               Net income                        2,307            821



2.   Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year-End

The Company's fiscal year ends on the last Friday of the calendar year. For the purposes of these notes to the consolidated financial statements, the fiscal years ended December 25, 1998, December 26, 1997 and December 27, 1996 are referred to as 1998, 1997 and 1996, respectively.

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

Revenue Recognition

The Company records sales revenue at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on written customer instructions. In 1998, two customers accounted for 16.7% and 13.0% of sales. In 1997 and 1996, one customer accounted for 38.3% and 18.0%, respectively, of the Company's sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid short-term investments with original maturities of 90 days or less and are recorded at cost, which approximates market value.

Inventories

Inventories, consisting of material, labor and overhead, are stated at the lower of first-in, first-out cost or market. Inventories were as follows (in thousands):

                                              December 25,     December 26,
                                                  1998             1997
                                              ------------     ------------
            Raw materials                       $1,682            $1,070
            Finished goods                         351               498
            Work in process                         55                35
                                                ------            ------
                                                $2,088            $1,603
                                                ======            ======

Property and Equipment

Property and equipment are stated at cost. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over the estimated useful lives.

Property and equipment consisted of the following (in thousands):


                                     December 25,   December 26,
                                         1998           1997             Lives
                                     ------------   ------------      ---------
Manufacturing equipment                $23,581         $16,689         7 years
Office equipment                         2,100           1,244        5-7 years
Building improvements                    1,412             624       Lease term
Vehicles                                    55              55         5 years
                                       -------         -------
                                        27,148          18,612
Less- Accumulated depreciation          (8,223)         (4,609)
                                       -------         -------
Property and equipment, net            $18,925         $14,003
                                       =======         =======

Goodwill

The Company has classified as goodwill cost in excess of fair value of the net assets acquired in connection with the acquisitions described in Note 3. Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization was $121,000 and $50,000 at December 25, 1998 and December 26, 1997, respectively.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 25, 1998.

Royalty Payments

The Company has license agreements with certain companies for the use of certain CD manufacturing technology. The Company accrues for royalties based on units manufactured.

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the pro forma earnings per share calculations (in thousands, except per share data):


                                                                      1998     1997       1996
                                                                     ------   ------     ------

Net income                                                           $3,561   $3,128     $2,152
Earnings per share--basic                                            $  .56   $  .60     $  .47
Earnings per share--diluted                                          $  .53   $  .58     $  .47
Weighted average common shares outstanding--basic                     6,367    5,224      4,599
Effect of dilutive securities--stock options and warrants               364      134          2
Weighted average common shares outstanding--diluted                   6,731    5,358      4,601



Recently Issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in 1998, which establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 did not have an impact on the Company's disclosures as it has no items of other comprehensive income.

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998, which establishes new standards for segment reporting. The adoption did not affect the Company's disclosures as it operates in one segment.

3. Acquisitions:

On March 31, 1997, the Company acquired all of the outstanding shares of Benchmark, Inc. (Benchmark) for no initial consideration; however, the Company agreed to pay additional consideration based on revenues of Benchmark during 1997. Such levels were not met, therefore no additional consideration was paid. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values. Benchmark's results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition. Benchmark was a software replicator located in Plymouth, Minnesota, with operations in Orlando, Florida, and Indianapolis, Indiana.

On May 1, 1997, the Company acquired all of the outstanding shares of Trotter Technologies, Inc. (Trotter). The purchase price of Trotter was $712,000, payable in cash and 59,268 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values. This treatment resulted in approximately $1.2 million of cost in excess of net assets acquired (which has been recorded as goodwill in the accompanying consolidated financial statements). Trotter's results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition. Trotter was a return merchandise processing, warehousing and distribution company based in San Jose, California, servicing the software publishing market.

Pro forma consolidated results of operations as if the acquisitions had taken place at the beginning of 1996 are as follows (in thousands, except per share data):

                                                        1997         1996

            Net sales                                 $50,062      $34,670
            Net income                                  3,572        2,584
                                                      =======      =======
            Earnings per share:
               Basic                                  $  0.68      $  0.55
                                                      =======      =======
               Diluted                                $  0.66      $  0.55
                                                      =======      =======

These pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisitions had been effective at the beginning of 1996.

Investment in Unconsolidated Entity

On October 2, 1998, the Company acquired 4,310,345 shares of the common stock of Chumbo Holdings Corporation (Chumbo) in exchange for $5,000,000 in cash. In addition, the Company granted warrants to certain shareholders of Chumbo to purchase 100,000 shares of the Company's common stock at a price of $20.00 per share. The warrants were immediately exercisable for a period of three years. As a result of the investment, the Company owns approximately one-third of the outstanding equity of Chumbo, which is accounted for using the equity method of accounting. As part of the agreement, Zomax has access to Chumbo's proprietary Internet software to service customers of the Company. The Company's chief executive officer (CEO) serves as Chumbo's CEO, and in recognition of his additional duties and responsibilities, received warrants to purchase Chumbo's common stock. During the fourth quarter of 1998, the Company recognized a loss of $369,846, representing its share of Chumbo's net loss and amortization of purchase price in excess of the underlying fair value of net assets acquired.


Chumbo conducts its operations through two wholly owned subsidiaries, Chumbo.com, Inc. and Point Group Corporation. Point Group Corporation is a licensee and reseller of computer software. Chumbo.com, Inc. has developed proprietary software for Internet commerce and operates a website
(http/www.chumbo.com) selling computer software over the Internet.

Sales by the Company to the Point Group Corporation totaled $1,213,000, $907,000 and $1,435,000 in 1998, 1997 and 1996, respectively.

4. Credit Facilities and Long-Term Notes Payable:

As of December 25, 1998, the Company had a revolving line-of-credit facility with a lender for up to $5,000,000, which expires on April 30, 1999. The interest rate was at prime (7.75% at December 25, 1998). Maximum borrowings were limited to an amount based on a formula using eligible accounts receivable and inventories ($5,000,000 at December 25, 1998). During 1998 maximum borrowings outstanding were $3,000,000. There were no borrowings outstanding at December 25, 1998.

In addition, the Company had a capital expenditure term loan facility with the lender for up to $8,000,000. Borrowings under the capital expenditure term loan may be for up to 60 months, and interest rates will vary based on the length of the term loan and the interest rate structure selected. The interest rate structure that can be selected by the Company varies from a variable rate of prime plus 1/4% or a fixed rate equal to the three-year U.S. Treasury rate plus 3%. At December 25, 1998, amounts available under the term loan facility totaled $4,350,000. Amounts outstanding at December 25, 1998 and December 26, 1997 were $2,637,000 and $3,458,000, respectively.

The line-of-credit agreement and certain of the notes contain covenants related to levels of net income and net worth. The Company was in compliance with these covenants as of December 25, 1998.

The Company also has several installment notes, with monthly installments payable through November 2001, at interest rates ranging from 8.1% to 9.7%. The notes are collateralized by certain equipment. Amounts outstanding as of December 25, 1998 and December 26, 1997 were $489,000 and $1,820,000, respectively.

The Company had a note payable totaling $120,000 at December 26, 1997 in connection with the redemption of the equity interests of a former owner. This note was paid off during 1998.


Future scheduled maturities of long-term debt are as follows as of December 25, 1998 (in thousands):

            1999                                                   $1,380
            2000                                                      967
            2001                                                      779
                                                                   ------
                 Total                                              3,126
            Less- Current portion                                  (1,380)
                                                                   ------
                 Long-term notes payable, net of current portion   $1,746
                                                                   ======

In connection with the acquisition made subsequent to December 25, 1998 (described in Note 10), the above-mentioned revolving line of credit and capital expenditure term loan facilities were canceled. Those facilities were replaced by a $15 million term loan facility, which was used entirely to finance the acquisition, and a $25 million revolving line of credit facility. The term loan facility requires quarterly principal payments on a straight-line amortization schedule. Interest rate is at the lower of prime plus .75% or LIBOR rate plus 2.25%. The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates at prime plus .5% or LIBOR plus 2.00%. Both facilities have five-year terms and contain certain financial covenants.

5. Shareholders' Equity:

On May 10, 1996, the Company completed the sale of 1,400,000 shares of common stock in an initial public stock offering. On June 17, 1996, the underwriter exercised an overallotment option and purchased an additional 185,000 shares. The Company received proceeds from the offering, net of issuance costs, of $9,252,000. The underwriter also purchased, for a nominal purchase price, warrants to purchase 140,000 shares of common stock at a price of $8.10 per share. The warrants are exercisable for a period of four years, commencing one year from the offering date. During 1998, 4,431 shares were issued in a cashless exercise of 10,566 warrants.

On May 21, 1998, the Company completed the sale of 1,600,000 shares of common stock in a secondary public offering. On June 8, 1998, the underwriters exercised an overallotment option and purchased an additional 300,000 shares. The Company received proceeds from the offering, net of issuance costs, of $29,729,000.

6. Stock Plans:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Employee Plan) effective July 1, 1996. The Employee Plan enables employees to contribute up to 10% of their compensation toward the purchase of the Company's common stock at a price equal to 85% of fair market value. A total of 250,000 shares have been reserved for issuance under this plan. Shares issued were 7,950 and 6,547 in 1998 and 1997, respectively. No shares were issued in 1996.

Stock Option Plan

The Company has a 1996 Stock Option Plan (the Plan) in order to provide for the granting of stock options to employees, officers, directors and independent consultants of the Company at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of grant. Authorized number of shares reserved for issuance totaled 1,300,000 of which 118,500 remained available for grant at December 25, 1998. These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire ten years after the grant date.

Information regarding the Plan is summarized below (shares in thousands):



                                                   1998                      1997                      1996
                                         ----------------------     ----------------------    ---------------------
                                                      Weighted                   Weighted                  Weighted
                                                       Average                   Average                    Average
                                                      Exercise                   Exercise                  Exercise
                                          Shares        Price        Shares       Price        Shares        Price
                                          ------      --------       ------      -------       ------      --------
Options outstanding,
   beginning of year                        655       $ 6.44           360        $6.79            -        $   -
      Granted                               586        10.42           295         5.74          395         6.79
      Exercised                             (26)        6.82             -            -            -            -
      Canceled                              (59)        8.46             -            -          (35)        6.75
                                          -----       ------          ----        -----         ----        -----
Options outstanding, end of year          1,156       $ 7.89           655        $6.44          360         6.79
                                          =====       ======          ====        =====         ====        =====
Options exercisable, end of year            269       $ 6.86           151        $6.72           63        $6.75
                                          =====       ======          ====        =====         ====        =====



Options outstanding at December 25, 1998 have exercise prices ranging between $4.50 and $16.75 and a weighted average remaining contractual life of 8.83 years.

The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Since options have been granted at not less than the market value on the date of grant, no compensation expense has been recognized for the stock options granted. Had compensation cost of option grants been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income and earnings per share (EPS), on a pro forma basis, would have been reported as follows (in thousands, except per share data):

                                                  1998        1997        1996
                                                  ----        ----        ----
            Net income:
               As reported                       $3,561      $3,128     $2,152
                                                 ======      ======     ======
               Pro forma                         $2,775      $2,615     $1,782
                                                 ======      ======     ======
            EPS:
               Basic                             $ 0.56      $ 0.60     $ 0.47
                                                 ======      ======     ======
               Diluted                           $ 0.53      $ 0.58     $ 0.47
                                                 ======      ======     ======
            Pro forma:
               Basic                             $ 0.44      $ 0.50     $ 0.39
                                                 ======      ======     ======
               Diluted                           $ 0.41      $ 0.49     $ 0.39
                                                 ======      ======     ======

In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:


                                                      1998      1997       1996
                                                      ----      ----       ----
Risk-free interest rate                               5.23%     6.72%      6.97%
Expected life of options granted                   10 years  10 years   10 years
Expected volatility of options granted               74.58%    50.23%     76.45%
Weighted average fair value of options granted       $7.88     $4.47      $5.95

7.   Income Taxes:

Prior to the Company's initial public offering, the Company operated as a partnership, and prior to the acquisitions described in Note 1, the Acquired Companies operated as nontaxable entities. A pro forma income tax provision has been established as if they were taxable entities for all periods presented.

Effective with the termination of the Company's nontaxable status, the Company established deferred tax assets of approximately $160,000 for cumulative temporary differences between the tax basis and financial reporting basis of the Company's assets and liabilities at the date of termination.

The pro forma provision for income taxes for the Company was as follows (in thousands):

                                                 1998        1997       1996
                                                ------      ------     ------
            Current                             $2,853      $2,381     $1,655
            Deferred                              (273)       (291)      (194)
                                                ------      ------     ------
                     Total provision            $2,580      $2,090     $1,461
                                                ======      ======     ======

A reconciliation of the statutory federal income tax rate to the Company's pro forma effective income tax rate is as follows:

                                                        1998    1997     1996

            Statutory federal income tax rate           34.0%   34.0%    34.0%
            State income taxes, net of federal
               income tax benefit                        6.0     5.0      4.9
            Nondeductible loss in unconsolidated entity  1.9       -        -
            Other                                        0.1     1.1      1.5
                                                        -----   -----    -----
            Effective income tax rate                   42.0%   40.1%    40.4%
                                                        =====   =====    =====

The components of the deferred tax asset (liability) were as follows (in thousands):
                                                   December 25,    December 26,
                                                       1998           1997
                                                   ------------    ------------
Current:
   Accounts receivable reserves                     $   760          $ 297
   Inventories reserves                                 126            115
   Accrued liabilities                                  539            485
                                                    -------          -----
           Total current deferred tax asset         $ 1,425          $ 897
                                                    =======          =====

Long-term:
   Long-lived assets                                $(1,010)         $(755)
                                                    =======          =====

8.   Related-Party Transactions:

Operating Lease

The Company leases one of its manufacturing and office facilities from Metacom, Inc. (Metacom), a significant shareholder of the Company. The Company believes the terms are equivalent to those that would be paid on an arm's-length transaction. Lease payments totaled $775,000, $600,000 and $460,000 for 1998, 1997 and 1996, respectively.

Manufacturing Agreement

In connection with the acquisition of certain manufacturing operations of Metacom, Metacom and the Company entered into a manufacturing agreement (the Agreement) whereby Metacom must purchase minimum quantities of audio cassettes and CDs from the Company under normal trade terms. In 1997 and 1996 Metacom did not fulfill its purchase commitments. As a result of the 1996 shortfall, the Company and Metacom agreed to allow Metacom to make up the shortfall during 1997 in exchange for a contract extension until the year 2000. This contract extension specifies that Metacom is to purchase all of its supply of CDs and audio cassettes exclusively from the Company under normal trade terms with no minimum quantities required.

As a result of the 1997 shortfall, Metacom has agreed to pay the Company $350,000 under a payment schedule through 1999. Revenue is recognized as payments are received. As of December 25, 1998, payments totaling $90,000 have been received.

Metacom purchases totaled $411,000, $1,209,000 and $1,587,000 in 1998, 1997 and
1996, respectively.

9. Commitments and Contingencies:

Operating Leases

The Company is committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities. Future minimum lease obligations are as follows as of December 25, 1998 (in thousands):

            1999                                  $2,050
            2000                                   2,033
            2001                                   1,430
            2002 and thereafter                      783

Employment Agreement

The Company had in place an employment agreement with its chief executive officer which provides for annual compensation and severance under certain conditions specified in the agreement. The agreement expired on December 31, 1998, and is currently under negotiation for renewal.

401(k) Plan

The Company has a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed one year of service with the Company. During 1998, the Company's discretionary contributions totaled $70,000. The Company made no contributions during 1997 or 1996.

Litigation

The Company is involved in various claims arising in the normal course of business. In management's opinion, the final resolution of these claims should not have a material adverse effect on the Company's financial position or the results of its operations.

10. Acquisition Subsequent to December 25, 1998 (Unaudited):

On January 7, 1999, the Company acquired certain businesses and assets of Kao Corporation located in the United States, Canada, Ireland and Germany. The purchase price for the businesses and assets acquired was $37,500,000, subject to certain post-closing adjustments. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The Company financed the acquisition through $22,500,000 of its own funds and a $15,000,000 term loan facility. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to net assets acquired based on their fair estimated values.

In connection with the acquisition, the Company incurred costs of $1.1 million as of December 25, 1998 which are included in other assets in the accompanying consolidated balance sheets.

11. Supplementary Data (Unaudited):

The Company's pro forma results of operations for each of the quarters in the years ended December 25, 1998 and December 26, 1997 reflect the pro forma effect of providing a provision for income taxes for all consolidated companies as if they were taxable entities for all periods presented. The pro forma EPS information also reflects the effects of the shares issued in connection with the acquisition of the Acquired Companies. Unaudited quarterly data is as follows (in thousands, except per share data):

                                      Quarters Ended
                 ---------------------------------------------------------------
                 March 27        June 26         September 25        December 25
                 --------        -------         ------------        -----------
          1998

Sales            $14,233         $14,546           $14,832            $17,463

Gross profit       4,294           3,924             3,523              5,063

Net income           748             931               819              1,062

Basic EPS           0.14            0.16              0.11               0.15

Diluted EPS         0.13            0.15              0.11               0.14




                                      Quarters Ended
                 ---------------------------------------------------------------
                 March 28        June 27         September 26        December 26
                 --------        -------         ------------        -----------
          1997

Sales             $7,952         $11,541           $13,842            $14,542

Gross profit       2,289           3,148             4,925              4,741

Net income           382             343             1,306              1,097

Basic EPS           0.07            0.07              0.25               0.21

Diluted EPS         0.07            0.07              0.24               0.20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Zomax Optical Media, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ Arthur Andersen LLP

Minneapolis, Minnesota,
  January 22, 1999


Zomax Optical Media, Inc.
Schedule II Valuation and Qualifying Accounts



                                         Balance of beg.  Charged to costs  Charged to other   Write-offs, net     Balance at end
     Description                           of period       and expenses        accounts         of recoveries        of period
----------------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

  For the year ended December 25, 1998      $881,000        $1,149,000           $0                $5,000           $2,035,000

  For the year ended December 26, 1997      $531,000          $425,000           $0              ($75,000)            $881,000

  For the year ended December 27, 1996      $110,000          $381,000           $0               $40,000             $531,000



                            ZOMAX OPTICAL MEDIA, INC.
                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended:                              Commission File No.
December 25, 1998                                       0-28426

Exhibit
Number   Description
2.1      Form of Stock Purchase Agreement (1)
2.2 Stock Purchase Agreement dated March 31, 1997 between the Company and Jesse Arveida (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated March 31, 1997)
2.3 Stock Purchase Agreement dated February 3, 1998 by and among the Company, Zomax Services, Inc., Primary Marketing Group Limited ("PMG Limited") and shareholders of PMG Limited (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8K dated February 4, 1998)
2.4 Merger Agreement dated February 3, 1998 by and among the Company, Zomax Services, Inc., Next Generation Services, LLC ("NGS"), Primary Marketing Group ("PMG") and holders of all membership interests of NGS and shares of PMG (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 4, 1998)
2.5 Asset Purchase Agreement dated February 3, 1998 by and among the Company and Kao Corporation (Incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K dated February 4, 1998)
2.6 Stock Purchase Agreement dated October 2, 1998 by and among Zomax Optical Media, Inc., Chumbo Holdings Corporation and the shareholders of Chumbo Holdings Corporation. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Stock Purchase Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules. (4)
2.7 Asset Purchase and Sale Agreement dated November 28, 1998 by and among Zomax Optical Media, Inc. and Kao Infosystems Company. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Asset Purchase and Sale Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules.

2.8 Asset Purchase and Sale Agreement dated November 28, 1998 by and among Zomax Canada Company and Kao Infosystems Canada, Inc. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Asset Purchase and Sale Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules. (3)
2.9 Share Purchase and Sale Agreement dated November 28, 1998 by and among Primary Marketing Group Limited and Kao Corporation. (3)
3.1      Articles of Incorporation (1)
3.2      Bylaws (1)
4.1      Form of Stock Certificate (1)
4.2      Articles of Incorporation (1)
4.3      Bylaws (1)
4.4      Form of Representative Warrant (1)
10.1 1996 Stock Option Plan, as amended March 7, 1997, and Forms of Incentive and Non-qualified Stock Option Agreements
         (Incorporated by reference to Exhibits 10.1 and 10.17 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.2     1996 Employee Stock Purchase Plan (1)**
10.3     Manufacturing  Agreement  between the Company and Metacom,  Inc.
         dated January 1, 1995, as amended January 31, 1997 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1,
         SEC File No. 333-2430, and Exhibit 10.15 to Annual Report on
         Form 10-KSB for the year ended December 27, 1996).
10.4     Lease between the Company and the Company and Nathan Lane
         Partnership, LLP dated January 1, 1995, as amended October 28, 1997 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, SEC File No. 333-2430 and Exhibit 10.15 to Annual Report on Form 10-KSB for the year ended December 26, 1997). (1)
10.5 Employment Agreement with James T. Anderson dated March 1, 1996 (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.6     License Agreement with U.S.  Phillips  Corporation  effective
         January 1, 1996 (Incorporated by reference to Exhibit 10.7 to Registration Statement on form S-1, SEC File No. 333-2430).
10.7     License  Agreement with Discovision  Associates  dated January 1,
         1994 (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.8     Loan and Security  Agreement with Phoenixcor,  Inc. dated May 24,
         1993 (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.9     Loan and Security Agreement with Phoenixcor,  Inc. dated July 22,
         1993 (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.10 Loan and Security Agreement with Phoenixcor, Inc. dated February 10, 1994 (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1, SEC File No. 333-2430).

10.11 Loan and Security Agreement with Phoenixcor, Inc. dated July 5, 1995 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.12 Promissory Note issued by the Company to Norwest Equipment Finance, Inc. dated May 22, 1996 and related documents (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1,
         SEC File No. 333-2430).
10.13 Revolving Credit and Term Loan Agreement between the Company and Marquette Capital Bank dated December 31, 1995, as amended April 30, 1997 (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, SEC File No. 333-2430, and Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 27, 1997).
10.14 Lease between the Company and Chaboya Ranch dated June 5, 1997 (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 28, 1997).
10.15 Credit Agreement dated as of January 6, 1999 among the Registrant, Certain Lenders and General Electric Capital Corporation. (3)
10.16 Credit Agreement dated as of January 6, 1999 among Zomax Canada Company, Certain Lenders and General Electric Capital Canada Inc. (3)
21.1 *   Subsidiaries of the Company
23 *     Consent of Arthur Andersen LLP
24 *     Power of Attorney (included on signature page of this report)
27 *     Financial Data Schedule (included in electronic version only)

----------------------------
*        Filed herewith.
**       Management agreement or compensatory plan or arrangement.

(1) Incorporated by reference to the corresponding exhibit numbers to S-1 Registration Statement, SEC File No. 333-2430.
(2) Incorporated by reference to the corresponding exhibit numbers to form 10-Q for quarter ended June 26, 1998.
(3) Incorporated by reference to Exhibits to Current Report on Form 8-K/A-1 dated January 7, 1999. (4) Incorporated by reference to
         Exhibit 2.1 Current Report on Form 8-K dated October 2, 1998.