Form 10-Q
period 1999-03-26
ZOMAX OPTICAL MEDIA INC
filed 1999-05-10
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 26, 1999

                         Commission File Number 0-28429


                               ZOMAX INCORPORATED
                (Name of registrant as specified in its charter)


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

                            ZOMAX OPTICAL MEDIA, INC.
                                  (Former Name)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          Yes (x)           No (  )


As of April 30, 1999, the issuer had 7,271,177 shares of Common Stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               ZOMAX INCORPORATED
                           Consolidated Balance Sheets
                                 (In Thousands)



                      ASSETS                                            Mar. 26, 1999       Dec. 25, 1998
                                                                         (Unaudited)
                                                                     ------------------   -----------------
Current Assets:
   Cash and cash equivalents                                                   $ 13,214            $ 25,621
   Accounts receivable, net of allowance for doubtful
      accounts of $3,485 and $2,035                                              38,660               9,872
   Inventories                                                                    7,763               2,088
   Deferred income taxes                                                          3,175               1,425
   Prepaid expenses and deposits                                                  1,288                 543
                                                                      ------------------   -----------------
           Total current assets                                                  64,100              39,549

Property and equipment, net of accumulated depreciation                          37,046              18,925
      of $9,114 and $5,908
Investments in unconsolidated entity                                              4,256               4,662
Goodwill, net                                                                     1,140               1,158
Other assets, net                                                                    31               1,130
                                                                      ------------------   -----------------

                                                                              $ 106,573            $ 65,424
                                                                      ==================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable                                             $ 3,921             $ 1,380
   Accounts payable                                                              22,006               5,469
   Accrued expenses:
      Accrued royalties                                                           2,629               2,446
      Accrued compensation                                                        3,166               1,786
      Other                                                                       6,958                 566
   Income taxes payable                                                           1,143                 934
                                                                      ------------------   -----------------
           Total current liabilities                                             39,823              12,581

Notes payable, net of current portion                                            13,748               1,746
Deferred income taxes                                                               995               1,010
Shareholders' Equity:
   Common stock, no par value, 15,000 authorized                                 42,808              42,680
       shares, 7,269 and 7,189 shares issued
       and outstanding
   Retained earnings                                                              9,375               7,407
   Other cumulative comprehensive income                                           (176)                  -
                                                                      ------------------   -----------------
           Total shareholders' equity                                            52,007              50,087
                                                                      ------------------   -----------------

                                                                              $ 106,573            $ 65,424
                                                                      ==================   =================

            The accompanying notes are an integral part of these consolidated balance sheets.


                               ZOMAX INCORPORATED
                      Consolidated Statements Of Operations
                                   (Unaudited)
                      (In thousands, except Per Share Data)



                                                     Three Months Ended
                                                Mar. 26,            Mar. 27,
                                                  1999                1998
                                                -------             -------
       Sales                                    $ 48,235           $ 14,233
       Cost of Sales                              36,200              9,939
                                                --------           --------
               Gross Profit                       12,035              4,294
       Selling, General and
                Administrative Expenses            8,554              2,712
                                                --------           --------
               Operating Income                    3,481              1,582
       Loss from unconsolidated entity               406                  -
       Interest Expense                              363                117
       Interest Income                               (72)               (59)
       Other expense, net                              3                278
                                                --------           --------
               Income Before Income Taxes          2,781              1,246

       Provision for Income Taxes                    813                393
                                                --------           --------
       Net Income                               $  1,968           $    853
                                                ========           ========
       PRO FORMA:
         Net income before income taxes                            $  1,246
         Provision for income taxes                                     498
                                                                   --------
         Net income                                                $    748
                                                                   ========
       Earnings Per Share
         Basic                                     $0.27              $0.14
                                                ========           ========
         Diluted                                   $0.25              $0.13
                                                ========           ========
       Weighted Average Number of
           Shares Outstanding
         Basic                                     7,256              5,259
                                                ========           ========
         Diluted                                   7,894              5,655
                                                ========           ========



             The accompanying notes are an integral part of these consolidated balance sheets.

                               ZOMAX INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)


                                                                     For the three months ended
                                                                    -----------------------------
                                                                    March 26,           March 27,
                                                                      1999                1998
                                                                    --------            --------
Operating Activities:
Net income                                                               $1,968               $853
Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                                     1,854                836
        Equity in losses of unconsolidated entity                           406                  -
        Deferred income taxes                                                 -               (159)
        Changes in operating assets and liabilities:
           Accounts receivable                                            4,227               (713)
           Inventories                                                      417               (876)
           Prepaid expenses and deposits                                   (609)                82
           Accounts payable                                               9,724              1,289
           Accrued expenses                                              (5,473)               691
           Income taxes payable                                             193                204
                                                                       --------            -------
               Net cash provided by operating activities                 12,707              2,207
                                                                       --------            -------
Investing Activities:
   Purchase of property and equipment                                    (1,207)            (4,423)
   Acquisitions, net of cash acquired                                   (39,500)                 -
   Change in other assets                                                 1,099                 38
                                                                       --------            -------
               Net cash used in investing activities                    (39,608)            (4,385)
                                                                       --------            -------
Financing Activities:
    Issuance of common stock                                                128                139
    Proceeds from notes payable                                          15,000              1,124
    Repayment of notes payable                                             (458)              (702)
    Bank borrowings, net                                                      -              3,000
                                                                       --------            -------
               Net cash provided by financing activities                 14,670              3,561
                                                                       --------            -------
Effect of exchange rate changes on cash and cash equivalents               (176)                 -

               Net increase (decrease) in cash                          (12,407)             1,383

Cash and Cash Equivalents:
   Beginning of period                                                   25,621              5,213
                                                                       --------            -------
   End of period                                                        $13,214             $6,596
                                                                       ========            =======
Supplemental Cash Flow Disclosures:
   Cash paid for interest                                                  $363               $117
                                                                       ========            =======
   Cash paid for income taxes                                              $604               $490
                                                                       ========            =======
       The accompanying notes are an integral part of these statements.


                               Zomax Incorporated
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying interim financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented. Due principally to the seasonal nature of some of the Company's business, results may not be indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 25, 1998.

         Zomax Incorporated (Zomax or the Company) is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products. These outsource services include compact disc
(CD) and digital versatile disc (DVD) mastering; CD, DVD, diskette and cassette replication; graphic design; print management; CD and DVD printing; packaging; warehousing; inventory management; distribution and fulfillment; and returned merchandise authorization processing services.

         The Company was incorporated on February 22, 1996 and completed its initial public common stock offering on May 10, 1996. Concurrent with the initial public offering of common stock, the Company received all of the operating assets and liabilities of Zomax Optical Media Limited Partnership in exchange for 2,800,000 shares of its common stock.

         On February 4, 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Inc. (PMG), Next Generation Services (NSG), LLC and Primary Marketing Group Limited (PMG Ireland) (collectively, the Companies) in exchange for 800,002 shares of the Company's common stock. Prior to these acquisitions, the Companies' business consisted of providing manufacturers' representative services and returned merchandise processing services for the computer industry. The Companies have provided substantially the same products and services they provided prior to these transactions. In connection with the transactions described above, Zomax acquired certain assets and assumed certain liabilities, including a lease obligation from an unrelated third party for $1.1 million. The acquisitions of the Companies have been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to reflect the effects of the transactions.

           On January 7, 1999, the Company acquired the businesses and certain net assets of Kao Corporation in the United States, Canada, Ireland and Germany. The purchase price for the business, net assets and net working capital acquired was $37.5 million plus transaction costs, subject to certain post closing adjustments. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The acquisition has been accounted for using the purchase method of accounting and, accordingly the purchase price has been allocated to net assets acquired based on their preliminary estimated fair values.

Pro forma consolidated results of operations as if the acquisitions had taken place at the beginning of 1998 are shown below (in thousands, except per share data). The pro forma results for 1999 were not materially different as the acquisition closed effective January 1, 1999.

                                                         Three Months Ended
                                                           March 27, 1998
                                                           --------------
                      Net Sales                                $67,733
                      Net Income                                $1,418
                      Earnings per Share:
                                     Basic                        $.27
                                     Diluted                      $.25


2.       Credit Facilities

         On January 7, 1999, the Company entered into a $15 million term loan facility which was used to finance the purchase of the businesses and assets of the Kao Corporation. A $25 million revolving line of credit facility was also established. The term loan facility requires quarterly principal payments on a straight-line amortization schedule. Interest rate is at the lower of prime plus
 .75% or LIBOR rate plus 2.25%. The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates of prime plus .5% or LIBOR plus 2.0%. Both facilities have five-year terms and contain certain financial covenants.

3.       Recently Issued Accounting Standards

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for cumulative foreign currency translation adjustments. Comprehensive loss as defined by SFAS No. 130, was $176,000 for the three month period ended March 26, 1999.

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

         On February 4, 1998, PMG, NGS and PMG Ireland were merged with and into ZSI. As a result of these transactions, all ownership interests in the acquired companies were exchanged for 800,002 shares of the Company's Common Stock. Prior to these transactions, the businesses of PMG, NGS and PMG Ireland consisted of providing manufacturer's representative services and RMA processing services to the computer industry. PMG, NGS and PMG Ireland operated their respective businesses from facilities located in and around San Jose, California; Boston, Massachusetts; and Dublin, Ireland. In connection with the transactions described above, the Company acquired certain assets and assumed certain liabilities from an unrelated third party for $1.1 million. The acquisitions of PMG, NGS and PMG Ireland were accounted for using the pooling-of-interests method of accounting, and, accordingly, all periods presented have been restated to reflect the effects of these transactions.

         On January 7, 1999, the Company acquired certain businesses and assets of Kao Corporation located in the United States, Canada, Ireland and Germany. The purchase price for the businesses and assets acquired was $37.5 million plus transaction costs, subject to certain post-closing adjustments. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The Company financed the acquisition through $22.5 million of its own funds and a $15.0 million term loan facility. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to net assets acquired based on their preliminary estimated fair values.

Results of Operations

         For the Thirteen Weeks Ended March 26, 1999 and March 27, 1998

         Sales. The Company's sales were $ 48.2 million for the first quarter of 1999, an increase of 239%, from $14.2 million in the first quarter of 1998. The increase in sales is primarily related to the Kao acquisition. The increase in total sales resulted from a 393% increase in CD related sales and a 264%
increase in diskette sales. These increases were partially offset by a 55% decrease in audio cassette sales and a 69% decrease in RMA sales.

         Cost of sales. Cost of sales as a percentage of sales was 75.0% and 69.8% for 1999 and 1998, respectively. The increase in cost of sales percentage was due to the acquired Kao sites. Historically, Kao operations have operated at a higher cost of sales percentage as compared to the Company's prior operating results.

         Selling, general and administrative expense. Selling, general and administrative expenses as a percentage of sales were 17.7% for the first quarter of 1999 and 19.1% for the first quarter of 1998. The dollar increase in the first quarter of 1999 resulted primarily from the Kao acquisition. Selling, general and administrative expenses have decreased as a percentage of sales in 1999 as the Company has achieved operational efficiencies with the Kao acquisition.

         Equity in losses of unconsolidated entity. In the fourth quarter of 1998, the Company purchased a one-third equity interest in Chumbo Holdings Corporation an Internet based reseller of software. The Company accounts for this investment using the equity method accounting and, accordingly, recognized a loss of $406,000 in the first quarter of 1999, representing its share of the Chumbo net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

         Interest income and expense. Interest income was $72,000 and $59,000 for the first quarter of 1999 and 1998, respectively. Interest expense was $363,000 and $117,000 for the first quarter of 1999 and 1998, respectively. Interest expense increased with the borrowings used to finance the acquisition of Kao Corporation in January 1999.

         Other expenses, net. In the first quarter of 1998, the Company incurred expenses totaling $278,000 related to the acquisition of PMG, NGS and PMG Ireland.

         Provision for income taxes. The effective income tax rate for the first quarter of 1999 was 29.2% and the pro forma effective income tax rate for the first quarter of 1998 was 40.0%. The decrease in the effective income tax rate in 1999 is due to lower tax rates on income generated in Ireland.

Liquidity and Capital Resources

         As of March 26, 1999, the Company had working capital of $24.3 million, compared to working capital of $27.0 million as of December 25, 1998. The decrease in working capital was primarily due to the financing of the Kao acquisition.

         As of March 26, 1999, the Company had cash totaling $13.2 million. Cash generated from operating activities for the first three months of 1999 was $12.7 compared to $2.2 million during the first three months of 1998. The increase in operating cash flow is primarily due to the acquisition of the Kao businesses and growth of the Company's existing business.

         Cash used in investing activities during the first three months of 1999 was $39.6 million compared to $4.4 million in the first three months of 1998. In 1999, the Company used $39.5 million to purchase the businesses and net assets of Kao Corporation. In 1998, the Company used cash primarily to purchase property and equipment including the construction of a new CD facility in San Jose and new DVD equipment.

         During the first three months of 1998, the Company acquired certain liabilities from an unrelated third party in exchange for a short-term note in the principal amount of $1.1 million. During the first three months of 1999, the Company repaid notes payable totaling $457,000 as compared to $702,000 in 1998.

         In January, 1999, the Company entered into a $15 million term loan facility and a $25 million revolving line of credit facility. The term loan facility requires quarterly principal payments on a straight-line amortization schedule. Interest rate is at the lower of prime plus .75% or LIBOR rate plus 2.25%. The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates of prime plus .5% or LIBOR plus 2.0%. Both facilities have five-year terms and contain financial covenants. There is no borrowings outstanding under the revolving line of credit facility as of March 26, 1999.

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

Year 2000 Compliance

         The Company is currently working to fully assess and resolve the potential impact of the Year 2000 issue on both the information technology ("IT") and non-IT systems throughout its U.S. and European operations. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system problems or failure.

         Zomax has developed a Year 2000 plan, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute corrective actions to minimize those risks. The Company's goal is to ensure current business operations will continue to function accurately with no material disruption into and beyond year 2000. The Company has formed an internal review team, and has engaged with an independent Year 2000 consulting firm to provide advice regarding the Company's Year 2000 compliance. The Year 2000 plan addresses (a) information technology such as software and hardware,
(b) non-information system or embedded technology contained in manufacturing equipment and facilities, and (c) readiness of key third party suppliers.

         Zomax implemented a new enterprise wide financial and information system in 1997 to meet its growing business needs. The Company also implemented this financial and information system in new businesses acquired in 1997 and 1998 and has developed a schedule for implementation of its newly acquired Kao facilities in 1999. The new business systems are represented to be Year 2000 compliant by the respective vendors and the Company have performed initial tests confirming the compliance. The Company has identified embedded technology in its manufacturing equipment and facilities and is testing such technology and contacting vendors regarding the Year 2000 readiness of such technology. The Company is also in the process of contacting material suppliers and customers to address their exposure to Year 2000 related risks.

         The Company has substantially completed its assessment of Year 2000 compliance with regard to embedded technology and material suppliers and customers as of March 26, 1999. During the balance of 1999, the Company will work to remedy any Year 2000 problems identified and formulate contingency plans, if appropriate, to reduce risks and exposure to Year 2000 related issues.

         Through March 26, 1999, costs associated with the Company's Year 2000 plan have not been material. The costs of addressing Year 2000 potential problems are not currently expected to have a material adverse impact on the financial position, results of operations or cash flows of the business in the future. However, the costs relating to the resolution of Year 2000 compliance issues cannot be fully estimated at this time. The Company has not yet formed expectations regarding a most likely worst case scenario for the Year 2000 but expects to do so upon completing its assessment of embedded technology and the readiness of material vendors and customers. If significant customers or vendors identify Year 2000 issues in the future and fail to resolve such issues in a timely manner, such failure could result in a material adverse impact on the Company's business or results of operations.

Forward-Looking Statements

         This filing contains forward-looking statements related to the adequacy of the Company's cash reserves and working capital to fund its operations for the foreseeable future and address the Year 2000 issues. Such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those projected. The factors which could materially impact the Company's ability to finance its operations are primarily a substantial reduction in sales and profitability caused by one or more of the following: unforeseen increase in expenses, significant increase in competition and reduction in prices, loss of strength in the CD market, introduction of new technologies and worsening of overall economic conditions. The Company's ability to address the Year 2000 issue will depend on the ability of the Company and its vendors and customer to replace, modify and/or upgrade computer technology, which cannot be assured.

                           PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.  The following exhibits are included with the Form 10-Q

      Exhibit 3.1  Articles of Incorporation, as amended

      Exhibit 27   Financial Data Schedule (included in electronic version only)

 (b)  Reports on Form 8-K.

            The Company filed a Form 8-K dated January 7, 1999 to report the acquisition of businesses and assets of Kao Corporation, which Form 8-K was subsequently amended to file required financial statements.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ZOMAX INCORPORATED


Date:  May 5, 1999                      By /s/ James T. Anderson
                                           James T. Anderson, President and
                                           Chief Executive Officer (principal
                                           executive officer)


                                        By /s/ James E. Flaherty
                                           James E. Flaherty
                                           Chief Financial Officer (principal
                                           financial and accounting officer)

                               Zomax Incorporated
                           Form 10-Q Quarterly Report
                      For the Quarter Ended March 26, 1999

                                  EXHIBIT INDEX



Exhibit
Number            Item

3.1               Articles of Incorporation, as amended


27                Financial Data Schedule (included in electronic version only)