Form 10-Q
period 1999-06-25
ZOMAX INC /MN/
filed 1999-08-05
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 25, 1999

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

                           Yes (x)           No (  )



As of July 28, 1999, the issuer had 7,350,455 shares of Common Stock, no par value, outstanding.

                                       PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               ZOMAX INCORPORATED
                           Consolidated Balance Sheets
                                 (In Thousands)

                      ASSETS                                            Jun. 25, 1999       Dec. 25, 1998
                                                                         (Unaudited)
                                                                      ------------------   -----------------
Current Assets:
   Cash and cash equivalents                                                   $ 20,353            $ 25,621
   Accounts receivable, net of allowance for doubtful
      accounts of $3,435 and $2,035                                              33,201               9,872
   Inventories                                                                    6,869               2,088
   Deferred income taxes                                                          3,175               1,425
   Prepaid expenses and deposits                                                  1,123                 543
                                                                      ------------------   -----------------
           Total current assets                                                  64,721              39,549

Property and equipment, net of accumulated depreciation
      of $9,136, and $5,908                                                      36,131              18,925
Investment in unconsolidated entity                                               3,829               4,662
Goodwill, net                                                                     1,122               1,158
Other assets, net                                                                   262               1,130
                                                                      ------------------   -----------------
                                                                              $ 106,065            $ 65,424
                                                                      ==================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable                                             $ 3,557             $ 1,380
   Accounts payable                                                              12,444               5,469
   Accrued expenses:
      Accrued royalties                                                           4,337               2,446
      Accrued compensation                                                        3,739               1,786
      Other                                                                       8,650                 566
   Income taxes payable                                                           2,197                 934
                                                                      ------------------   -----------------
           Total current liabilities                                             34,924              12,581

Notes payable, net of current portion                                            13,056               1,746
Deferred income taxes                                                               995               1,010
Shareholders' Equity:
   Common stock, no par value, 15,000 authorized
       shares, 7,290 and 7,189 shares issued
       and outstanding                                                           42,976              42,680
   Retained earnings                                                             14,294               7,407
   Other comprehensive income                                                      (180)                  -
                                                                      ------------------   -----------------
           Total shareholders' equity                                            57,090              50,087
                                                                      ------------------   -----------------

                                                                              $ 106,065            $ 65,424
                                                                      ==================   =================

  The accompanying notes are an integral part of these consolidated statements.

                               ZOMAX INCORPORATED
                      Consolidated Statements Of Operations
                                   (Unaudited)
                      (In thousands, except Per Share Data)



                                                                 Three Months Ended          Six Months Ended
                                                               Jun. 25        Jun. 26,      Jun. 25       Jun. 26,
                                                                1999          1998           1999           1998
                                                               --------      --------       ---------     --------
       Sales                                                   $ 55,140      $ 14,546       $ 103,375     $ 28,779
       Cost of Sales                                             37,616        10,622          73,815       20,561
                                                               --------      --------       ---------     --------
               Gross Profit                                      17,524         3,924          29,560        8,218
       Selling, General and
                Administrative Expenses                           9,662         2,418          18,220        5,130
                                                               --------      --------       ---------     --------
               Operating Income                                   7,862         1,506          11,340        3,088
       Equity in losses of unconsolidated entity                   (428)            -            (833)           -
       Interest Expense                                            (282)          (95)           (645)        (213)
       Interest Income                                              185           142             257          202
       Other expense, net                                             -             -               -         (278)
                                                               --------      --------       ---------     --------
               Income Before Income Taxes                         7,337         1,553          10,119        2,799

      Provision for Income Taxes                                  2,419           615           3,232        1,015
                                                               --------      --------       ---------     --------
       Net Income                                               $ 4,918         $ 938         $ 6,887      $ 1,784
                                                               ========      ========       =========     ========
      PRO FORMA:
         Net income before income taxes                                                                    $ 2,799
         Provision for income taxes                                                                          1,120
                                                                                                           -------
         Net income                                                                                        $ 1,679
                                                                                                           =======

       Earnings Per Share
         Basic                                                    $0.68         $0.16           $0.95        $0.30
                                                               ========      ========       =========     ========
         Diluted                                                  $0.60         $0.15           $0.86        $0.28
                                                               ========      ========       =========     ========

       Weighted Average Number of
              Shares Outstanding
         Basic                                                    7,277         5,840           7,266        5,549
                                                               ========      ========       =========     ========
         Diluted                                                  8,198         6,285           8,046        5,970
                                                               ========      ========       =========     ========


  The accompanying notes are an integral part of these consolidated statements.

                               ZOMAX INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)


                                                                    For the six months ended
                                                                    June 25,          June 26,
                                                                     1999               1998
                                                                    -------            -------
Operating Activities:
    Net income                                                      $ 6,887            $ 1,784
    Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                                 3,800              1,727
        Equity in losses of unconsolidated entity                       833                  -
        Deferred income taxes                                           (15)              (159)
        Changes in operating assets and liabilities:
           Accounts receivable                                        9,686             (1,327)
           Inventories                                                1,310               (317)
           Prepaid expenses and deposits                               (444)              (447)
           Accounts payable                                           8,238                779
           Accrued expenses                                          (9,575)              (789)
           Income taxes payable                                       1,262               (241)
                                                                    -------            -------
               Net cash provided by operating activities             21,982              1,010
                                                                    -------            -------
Investing Activities:
   Purchase of property and equipment                                (2,220)            (5,028)
   Acquisitions, net of cash acquired                               (39,500)                 -
   Change in other assets                                               868                 38
                                                                    -------            -------
               Net cash used in investing activities                (40,852)            (4,990)
                                                                    -------            -------
Financing Activities:
    Issuance of common stock                                            296             29,902
    Proceeds from notes payable                                      15,000              1,124
    Repayment of notes payable                                       (1,514)            (2,403)
                                                                    -------            -------
               Net cash provided by financing activities             13,782             28,623
                                                                    -------            -------

Effect of exchange rate changes on cash and cash equivalents           (180)                 -

               Net increase (decrease) in cash                       (5,268)            24,643

Cash and Cash Equivalents:
   Beginning of period                                               25,621              5,213
                                                                    -------            -------
   End of period                                                   $ 20,353           $ 29,856
                                                                    =======            =======

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                             $ 645              $ 213
                                                                    =======            =======
   Cash paid for income taxes                                       $ 1,970            $ 1,406
                                                                    =======            =======

  The accompanying notes are an integral part of these consolidated statements.

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

         Zomax Incorporated (Zomax or the Company) is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products. These outsource services include call center and customer support solutions; E-commerce solutions; compact disc (CD) and digital versatile disc (DVD) mastering; CD, DVD, diskette and cassette replication; graphic design; print management; CD and DVD printing; packaging; warehousing; inventory management; distribution and fulfillment; and returned merchandise authorization processing services.

         The Company was incorporated on February 22, 1996 and completed its initial public common stock offering on May 10, 1996. Concurrent with the initial public offering of common stock, the Company received all of the operating assets and liabilities of Zomax Optical Media Limited Partnership in exchange for 2,800,000 shares of its common stock.

         On February 4, 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Inc. (PMG), Next Generation Services (NGS), LLC and Primary Marketing Group Limited (PMG Ireland) (collectively, the Companies) in exchange for 800,002 shares of the Company's common stock. Prior to these acquisitions, the Companies' business consisted of providing manufacturers' representative services and returned merchandise processing services for the computer industry. The Companies have provided substantially the same products and services they provided prior to these transactions. In connection with the transactions described above, Zomax acquired certain assets and assumed certain liabilities, including a lease obligation from an unrelated third party for $1.1 million. The acquisitions of the Companies have been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to reflect the effects of the transactions.

           On January 7, 1999, the Company acquired the businesses and certain net assets of Kao Corporation in the United States, Canada, Ireland and Germany. The purchase price for the business, net assets and net working capital acquired was $37.5 million plus transaction costs. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The acquisition has been accounted for using the purchase method of accounting and, accordingly the purchase price has been allocated to net assets acquired based on their preliminary estimated fair values.

Pro forma consolidated results of operations as if the acquisitions had taken place at the beginning of 1998 are shown below (in thousands, except per share data). The pro forma results for 1999 were not materially different as the acquisition closed effective January 1, 1999.

                                            Six Months Ended
                                              June 25, 1998
                                            ----------------
         Net Sales                              $134,779
         Net Income                               $3,376
         Earnings per Share:
                        Basic                       $.61
                        Diluted                     $.57


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

3.       Recently Issued Accounting Standards

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for cumulative foreign currency translation adjustments. Comprehensive loss as defined by SFAS No. 130, was $180,000 for the six month period ended June 25, 1999.

4.       Stock Split

         The Company's Board of Directors authorized a two-for-one split of its common stock to be effected as a 100% stock dividend payable on August 11, 1999 to stockholders of record at the close of business on July 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a leading outsource service provider to software publishers, computer manufacturers and other producers of multimedia products. These services include call center and customer support solutions; E-commerce solutions; CD and DVD mastering; CD, diskette and cassette replication; graphic design; print management; CD and DVD printing; packaging; warehousing; inventory management; distribution and fulfillment; and RMA processing services. The Company records sales to its customers at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on written customer instructions.

         The multimedia services industry has been characterized by short lead times for customer orders. For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company's backlog as of any particular date has not been significant and is not a meaningful indicator of future financial results.

         On February 4, 1998, PMG, NGS and PMG Ireland were merged with and into Zomax Services Incorporated, a subsidiary of the Company. As a result of these transactions, all ownership interests in the acquired companies were exchanged for 800,002 shares of the Company's Common Stock. Prior to these transactions, the businesses of PMG, NGS and PMG Ireland consisted of providing manufacturer's representative services and RMA processing services to the computer industry. PMG, NGS and PMG Ireland operated their respective businesses from facilities located in and around San Jose, California; Boston, Massachusetts; and Dublin, Ireland. In connection with the transactions described above, the Company acquired certain assets and assumed certain liabilities from an unrelated third party for $1.1 million. The acquisitions of PMG, NGS and PMG Ireland were accounted for using the pooling-of-interests method of accounting, and, accordingly, all periods presented have been restated to reflect the effects of these transactions.

         On January 7, 1999, the Company acquired certain businesses and assets of Kao Corporation located in the United States, Canada, Ireland and Germany. The purchase price for the businesses and assets acquired was $37.5 million plus transaction costs. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The Company financed the acquisition through $22.5 million of its own funds and a $15.0 million term loan facility. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to net assets acquired based on their preliminary estimated fair values.

Results of Operations

         Sales. The Company's sales for the second quarter of 1999 were $55.1 million, an increase of 279% from $14.5 million for the second quarter or 1998. For the six months ended June 1999, sales were $103.4 million, an increase of 259% from sales of $28.8 million for the first six months of 1998. The increase in sales for the above periods is primarily related to the Kao acquisition, which occurred on January 7, 1999. For the six-month period, the increase in total sales resulted from a 431% increase in CD related sales and a 197% increase in diskette sales. These increases were partially offset by a 29% decrease in audio cassette sales and a 68% decrease in RMA sales.

         Cost of sales. Cost of sales as a percentage of net sales was 68.2% and 73.0% for the second quarter ended June, 1999 and 1998, respectively. For the first six months of 1999 and 1998, cost of sales remained constant at 71.4%. The decrease in cost of sales percentage in the second quarter of 1999 was due to a number of factors including: 1) the implementation of improved financial and operational controls at the acquired Kao sites, 2) the operation of all manufacturing plants at higher capacity utilization rates, 3) the strengthening of our customer mix, and 4) the cross selling of additional value added services to existing customers.

         Selling, general and administrative expense. Selling, general and administrative expenses as a percentage of sales was 17.5% and 16.6% for the second quarter ended June, 1999 and 1998, respectively. For the first six months of 1999, selling, general and administrative was 17.6% of net sales as compared to 17.8% for the same period in 1998. The percentage increases in 1999 resulted primarily from the Kao acquisition.

         Equity in losses of unconsolidated entity. In the fourth quarter of 1998, the Company purchased a one-third equity interest in Chumbo Holdings Corporation (Chumbo), an Internet based reseller of software. The Company accounts for this investment using the equity method accounting and, accordingly, recognized a loss of $428,000 in the second quarter and a $834,000 loss in the first six months of 1999, representing its share of the Chumbo net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

         Interest income and expense. Interest income was $185,000 and $142,000 for the second quarter of 1999 and 1998, respectively. For the first six months of 1999, interest income was $257,000 as compared to $202,000 for the same period in 1998. Interest expense was $282,000 and $95,000 for the second quarter of 1999 and 1998, respectively. For the first six months of 1999, interest expense was $645,000 as compared to $213,000 for the same period in 1998. Interest expense increased with the borrowings used to finance the Kao acquisition in January 1999.

         Other expenses, net. In the first quarter of 1998, the Company incurred expenses totaling $278,000 related to the acquisition of PMG, NGS and PMG Ireland.

         Provision for income taxes. The effective income tax rate for the first six months of 1999 was 31.9% and the pro forma effective income tax rate for the first six months of 1998 was 40.0%. The decrease in the effective income tax rate in 1999 is due to lower tax rates on income generated in Ireland.

Liquidity and Capital Resources

         As of June 25, 1999, the Company had working capital of $29.8 million, compared to working capital of $27.0 million as of December 25, 1998.

         As of June 25, 1999, the Company had cash totaling $20.4 million. Cash generated from operating activities for the first six months of 1999 was $22.0 compared to $1.0 million during the first six months of 1998. The increase in operating cash flow is primarily due to the acquisition of the Kao businesses and growth of the Company's existing business.

         Cash used in investing activities during the first six months of 1999 was $40.9 million compared to $5.0 million in the first six months of 1998. In 1999, the Company used $39.5 million to purchase the businesses and net assets of Kao Corporation. In 1998, the Company used cash primarily to purchase property and equipment including the construction of a new CD facility in San Jose and new DVD equipment.

         During the first six months of 1998, the Company acquired certain assets and assumed certain liabilities from an unrelated third party in exchange for a short-term note in the principal amount of $1.1 million. During the first six months of 1999, the Company repaid notes payable totaling $1.5 million as compared to $2.4 million in 1998.

         In January, 1999, the Company entered into a $15 million term loan facility and a $25 million revolving line of credit facility. The term loan facility requires quarterly principal payments on a straight-line amortization schedule. Interest rate is at the lower of prime plus .75% or LIBOR rate plus 2.25%. The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates of prime plus .5% or LIBOR plus 2.0%. Both facilities have five-year terms and contain financial covenants. There are no borrowings outstanding under the revolving line of credit facility as of June 25, 1999.

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

         Zomax implemented a new enterprise wide financial and information system in 1997 to meet its growing business needs. The Company also implemented this financial and information system in new businesses acquired in 1997 and 1998 and has developed a schedule for implementation of its newly acquired Kao facilities in 1999. The new business systems are represented to be Year 2000 compliant by the respective vendors and the Company has performed initial tests confirming the compliance. The Company has identified embedded technology in its manufacturing equipment and facilities and is testing such technology and contacting vendors regarding the Year 2000 readiness of such technology. The Company is also in the process of contacting material suppliers and customers to address their exposure to Year 2000 related risks.

         The Company has completed its assessment of Year 2000 compliance with regard to embedded technology and material suppliers and customers as of June 25, 1999. During the balance of 1999, the Company will work to formulate contingency plans, if appropriate, to further reduce risks and exposure to Year 2000 related issues.

         Through June 25, 1999, costs associated with the Company's Year 2000 plan have not been material. The costs of addressing Year 2000 potential problems are not currently expected to have a material adverse impact on the financial position, results of operations or cash flows of the business in the future. However, the costs relating to the resolution of Year 2000 compliance issues cannot be fully estimated at this time. The Company has not yet formed expectations regarding a most likely worst case scenario for the Year 2000 but expects to do so upon completing its assessment of embedded technology and the readiness of material vendors and customers. If significant customers or vendors identify Year 2000 issues in the future and fail to resolve such issues in a timely manner, such failure could result in a material adverse impact on the Company's business or results of operations.

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

         (a)      The Company's Annual Meeting, was held on May 3, 1999.

         (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

         The shareholders set the number of directors at five (5) by a vote of 6,296,234 shares in favor, with 22,445 shares voted against and 10,317 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:


                                     Number of            Number of
         Nominees                    Votes for         Votes Withheld
         --------                    ---------         --------------
         Philip T. Levin             6,314,824             14,172
         James T. Anderson           6,313,844             15,152
         Janice Ozzello Wilcox       6,312,889             16,107
         Robert Ezrilov              6,312,989             16,007
         Howard P. Liszt             6,312,989             16,007


         The shareholders approved an amendment to the Company's Articles of Incorporation to change the corporate name from Zomax Optical Media, Inc. to Zomax Incorporated by a vote of 6,314,545 shares in favor, and 3,314 shares voted against, and 11,137 shares abstaining.

         The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company by a vote of 6,302,184 shares in favor, 11,560 shares against and 15,252 shares abstaining.

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




                                     ZOMAX INCORPORATED



Date:  August 4, 1999                By:   /s/ James T. Anderson
                                          James T. Anderson, President and Chief
                                          Executive Officer (principal executive
                                          officer)

                                     By:   /s/ James E. Flaherty
                                          James E. Flaherty, Chief Financial
                                          Officer (principal financial and
                                          accounting officer)

                               Zomax Incorporated
                           Form 10-Q Quarterly Report
                       For the Quarter Ended June 25, 1999

                                  EXHIBIT INDEX



Exhibit
Number   Item

27       Financial Data Schedule (included in electronic version only)