Form 10-Q
period 1999-09-24
ZOMAX INC /MN/
filed 1999-11-08
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 24, 1999

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

                       Yes (x)           No (  )



As of November 1, 1999, the issuer had 15,255,950 shares of Common Stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               ZOMAX INCORPORATED
                           Consolidated Balance Sheets
                                 (In Thousands)

                     ASSETS                                                Sep. 24, 1999       Dec. 25, 1998
                                                                            (Unaudited)
                                                                         ------------------   ----------------
Current Assets:
   Cash and cash equivalents                                                      $ 32,104           $ 25,621
   Accounts receivable, net of allowance for doubtful
      accounts of $3,828 and $2,035                                                 37,469              9,872
   Inventories                                                                       6,498              2,088
   Deferred income taxes                                                             3,175              1,425
   Prepaid expenses and deposits                                                     2,504                543
                                                                         ------------------   ----------------
           Total current assets                                                     81,750             39,549

Property and equipment, net of accumulated depreciation                             37,657             18,925
      of $11,129 and $5,908
Investments in unconsolidated entity                                                 3,352              4,662
Goodwill, net                                                                        1,102              1,158
Other assets, net                                                                       44              1,130
                                                                         ------------------   ----------------


                                                                                 $ 123,905           $ 65,424
                                                                         ==================   ================
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable                                                $ 3,237            $ 1,380
   Accounts payable                                                                 21,273              5,469
   Accrued expenses:
      Accrued royalties                                                              5,543              2,446
      Accrued compensation                                                           6,223              1,786
      Other                                                                          3,669                566
   Income taxes payable                                                              5,632                934
                                                                         ------------------   ----------------
           Total current liabilities                                                45,577             12,581

Notes payable, net of current portion                                               12,274              1,746
                                                                         ------------------   ----------------
Deferred income taxes                                                                  995              1,010
Shareholders' Equity:
   Common stock, no par value, 30,000 authorized
       shares, 15,243 and 14,378 shares issued
       and outstanding                                                              45,019             42,680
   Retained earnings                                                                21,747              7,407
   Other comprehensive income                                                       (1,707)                 -
                                                                         ------------------   ----------------
           Total shareholders' equity                                               65,059             50,087
                                                                         ------------------   ----------------

                                                                                 $ 123,905           $ 65,424
                                                                         ==================   ================

The accompanying notes are an integral part of these consolidated statements.

                               ZOMAX INCORPORATED
                      Consolidated Statements Of Operations
                                   (Unaudited)
                      (In Thousands, except Per Share Data)

                                                          Three Months Ended                Nine Months Ended
                                                       -------------------------       -------------------------------
                                                        Sep 24,         Sep 25,         Sep 24,         Sep 25,
                                                         1999            1998            1999            1998
                                                       ---------       ---------       ---------       ---------
        Sales                                          $  61,603       $  14,832       $ 164,978       $  43,611
        Cost of sales                                     41,045          11,310         114,861          31,871
                                                       ---------       ---------       ---------       ---------
                Gross profit                              20,558           3,522          50,117          11,740
        Selling, general and
                 administrative expenses                   8,707           2,446          26,926           7,575
                                                       ---------       ---------       ---------       ---------
                Operating income                          11,851           1,076          23,191           4,165

        Equity in losses of unconsolidated entity           (477)           --            (1,311)           --
        Interest expense                                    (277)            (87)           (921)           (300)
        Interest income                                      275             375             532             576
        Other income (expense), net                         --              --              --              (278)
                                                       ---------       ---------       ---------       ---------
                Income before income taxes                11,372           1,364          21,491           4,163

       Provision for income taxes                          3,919             545           7,151           1,560
                                                       ---------       ---------       ---------       ---------

                Net income                             $   7,453       $     819       $  14,340       $   2,603
                                                       =========       =========       =========       =========

        PRO FORMA:
          Net income before income taxes                                                                   4,163
          Provision for income taxes                                                                       1,665
                                                                                                       ---------
          Net income                                                                                   $   2,498
                                                                                                       =========
        Earnings Per Share
          Basic                                        $    0.50       $    0.06       $    0.98       $    0.20
                                                       =========       =========       =========       =========
          Diluted                                      $    0.45       $    0.05       $    0.88       $    0.19
                                                       =========       =========       =========       =========

        Weighted average common
               shares outstanding                         14,916          14,370          14,661          12,189
        Dilutive effect of stock
               compensation plans                          1,645             623           1,588             769
                                                       ---------       ---------       ---------       ---------
        Weighted average common
        and diluted shares outstanding                    16,561          14,993          16,249          12,958
                                                       =========       =========       =========       =========


The accompanying notes are an integral part of these consolidated statements.

                               ZOMAX INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                 For the nine months ended
                                                                  Sept. 24,      Sept. 25,
                                                                    1999           1998
                                                                  --------       --------
Operating Activities:
Net income                                                        $ 14,340       $  2,603
Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                                5,737          2,763
        Equity in losses of unconsolidated entity                    1,311           --
        Deferred income taxes                                          (15)            19
        Changes in operating assets and liabilities:
           Accounts receivable                                       5,418         (1,481)
           Inventories                                               1,681           (437)
           Prepaid expenses and deposits                            (1,825)           109
           Accounts payable                                          8,990          1,266
           Accrued expenses                                         (2,791)           305
           Income taxes payable                                      4,698            134
                                                                  --------       --------

               Net cash provided by operating activities            37,544          5,281
                                                                  --------       --------

Investing Activities:
   Purchase of property and equipment                               (5,663)        (7,715)
   Acquisition of businesses, net of cash                          (39,500)          --
   Change in other assets                                            1,086             38
                                                                  --------       --------

               Net cash used in investing activities               (44,077)        (7,677)
                                                                  --------       --------

Financing Activities:
    Issuance of common stock                                         2,339         29,935
    Proceeds from notes payable                                     15,000          1,124
    Repayment of notes payable                                      (2,616)        (3,084)
                                                                  --------       --------

              Net cash provided by financing activities             14,723         27,975
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents        (1,707)          --


               Net increase (decrease) in cash                       6,483         25,579

Cash and Cash Equivalents:
   Beginning of period                                              25,621          5,213
                                                                  --------       --------
   End of period                                                    32,104         30,792
                                                                  ========       ========

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                         $    921       $    300
                                                                  ========       ========
   Cash paid for income taxes                                     $  2,454       $  1,426
                                                                  ========       ========

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

         On February 4, 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Inc. (PMG), Next Generation Services, LLC (NGS) and Primary Marketing Group Limited (PMG Ireland) (collectively, the Companies) in exchange for 800,002 shares of the Company's common stock. Prior to these acquisitions, the Companies' business consisted of providing manufacturers' representative services and returned merchandise processing services for the computer industry. The Companies have provided substantially the same products and services they provided prior to these transactions. In connection with the transactions described above, Zomax acquired certain assets and assumed certain liabilities, including a lease obligation from an unrelated third party for $1.1 million. The acquisitions of the Companies have been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to reflect the effects of the transactions.

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

                                                           Nine Months Ended
                                                           September 25, 1998
                                                           ------------------
        Net Sales                                            $205,580
        Net Income                                             $5,155
        Earnings per Share:
                       Basic                                     $.42
                       Diluted                                   $.40


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

3.       Recently Issued Accounting Standards

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. For the Company, comprehensive income represents net income adjusted for cumulative foreign currency translation adjustments. Comprehensive income as defined by SFAS No. 130, was $12.6 million for the nine months period ended September 24, 1999.

4.       Stock Split

         The Company's Board of Directors authorized a two-for-one split of its common stock to be effected as a 100% stock dividend payable on August 11, 1999, to stockholders of record at the close of business on July 30, 1999. All share and per share amounts have been restated.

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

         On January 7, 1999, the Company acquired certain businesses and assets of Kao Corporation located in the United States, Canada, Ireland and Germany. The purchase price for the businesses and assets acquired was $37.5 million plus transaction costs. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company is continuing to use the assets and businesses in a similar manner. The Company financed the acquisition through $22.5 million of its own funds and a $15.0 million term loan facility. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to net assets acquired based on their preliminary estimated fair values.

Results of Operations

         Sales. The Company's sales for the third quarter of 1999 were $61.6 million, an increase of 315% from $14.8 million for the third quarter of 1998. For the nine months ended September 1999, sales were $165.0 million, an increase of 278% from sales of $43.6 million for the first nine months of 1998. The increase in sales for the above periods is primarily related to the Kao acquisition, which occurred on January 7, 1999. For the nine-month period, the increase in total sales resulted from a 373% increase in CD related sales, a 144% increase in diskette sales and a 129% increase in warehousing/fulfillment services. These increases were partially offset by a 14% decrease in audio cassette sales and a 63% decrease in RMA sales.

         Cost of sales. Cost of sales as a percentage of net sales was 66.6% and
76.3 % for the third quarter ended September 1999 and 1998, respectively. For the nine months of 1999 and 1998, cost of sales were 69.6% and 73.1%, respectively. The decrease in cost of sales percentage for the third quarter of 1999 was due to several factors, including the implementation of improved financial and operational controls at the acquired Kao sites and the operation of all manufacturing plants at higher capacity utilization rates.

         Selling, general and administrative expense. Selling, general and administrative expense as a percentage of sales was 14.1% and 16.5% for the third quarter ended September, 1999 and 1998, respectively. For the first nine months of 1999, selling, general and administrative expense was 16.3% of net sales as compared to 17.4% for the same period in 1998. The percentage decreases in 1999 resulted primarily from the Kao acquisition.

         Equity in losses of unconsolidated entity. In the fourth quarter of 1998, the Company purchased a one-third equity interest in Chumbo Holdings Corporation (Chumbo), an Internet based reseller of software. The Company accounts for this investment using the equity method of accounting and, accordingly, recognized a loss of $477,000 in the third quarter and a $,.311 million loss in the first nine months of 1999, representing its share of the Chumbo net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

         Interest income and expense. Interest income was $275,000 and $375,000 for the third quarter of 1999 and 1998, respectively. For the first nine months of 1999, interest income was $532,000 as compared to $576,000 for the same period in 1998. Interest expense was $277,000 and $87,000 for the third quarter of 1999 and 1998, respectively. For the first nine months of 1999, interest expense was $921,000 as compared to $300,000 for the same period in 1998. Interest expense increased with the borrowings used to finance the Kao acquisition in January 1999.

         Other expenses, net. In the first quarter of 1998, the Company incurred expenses totaling $278,000 related to the acquisition of PMG, NGS and PMG Ireland.

         Provision for income taxes. The effective income tax rate for the first nine months of 1999 was 33.3% and the pro forma effective income tax rate for the first nine months of 1998 was 40.0%. The decrease in the effective income tax rate in 1999 is due to lower tax rates on income generated in Ireland.

Liquidity and Capital Resources

         As of September 24, 1999, the Company had working capital of $36.2 million, compared to working capital of $27.0 million as of December 25, 1998.

         As of September 24, 1999, the Company had cash totaling $32.1 million. Cash generated from operating activities for the first nine months of 1999 was $37.5 million compared to $5.3 million during the first nine months of 1998. The increase in operating cash flow is primarily due to the acquisition of the Kao businesses and growth of the Company's existing business.

         Cash used in investing activities during the first nine months of 1999 was $44.1 million compared to $7.7 million in the first nine months of 1998. In 1999, the Company used $39.5 million to purchase the businesses and net assets of Kao Corporation. In 1998, the Company used cash primarily to purchase property and equipment including the construction of a new CD facility in San Jose and new DVD equipment.

         During the first nine months of 1998, the Company acquired certain assets and assumed certain liabilities from an unrelated third party in exchange for a short-term note in the principal amount of $1.1 million. During the first nine months of 1999, the Company repaid notes payable totaling $2.6 million as compared to repayment of notes payable of $3.1 million in 1998.

         In January 1999, the Company entered into a $15 million term loan facility and a $25 million revolving line of credit facility. The term loan facility requires quarterly principal payments on a straight-line amortization schedule. Interest rate is at the lower of prime plus .75% or LIBOR rate plus 2.25%. The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates of prime plus .5% or LIBOR plus 2.0%. Both facilities have five-year terms and contain financial covenants. There are no borrowings outstanding under the revolving line of credit facility as of September 24, 1999.

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

         The Company has completed its assessment of Year 2000 compliance with regard to embedded technology and material suppliers and customers as of September 24, 1999. During the balance of 1999, the Company will work to formulate contingency plans, if appropriate, to further reduce risks and exposure to Year 2000 related issues.

         Through September 24, 1999, costs associated with the Company's Year 2000 plan have not been material. The costs of addressing Year 2000 potential problems are not currently expected to have a material adverse impact on the financial position, results of operations or cash flows of the business in the future. If significant customers or vendors identify Year 2000 issues in the future and fail to resolve such issues in a timely manner, such failure could result in a material adverse impact on the Company's business or results of operations.

Forward-Looking Statements

         This filing contains forward-looking statements related to the sufficiency of the Company's cash reserves and working capital to fund its operations for the foreseeable future and the ability of the Company to adequately address the Year 2000 issues. Such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those projected. The factors which could materially impact the Company's ability to finance its operations are primarily a substantial reduction in sales and profitability caused by one or more of the following: unforeseen increase in expenses, significant increase in competition forcing the Company to reduce the prices of its services, significant loss of CD market share, introduction of new technologies and substantial worsening of overall economic conditions. The Company's ability to adequately address the Year 2000 issue will depend on the ability of the Company and its vendors and customer to replace, modify and/or upgrade computer technology, which cannot be assured.

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




                             ZOMAX INCORPORATED



Date:  November  5 , 1999    By:    /s/ James T. Anderson
                                 James T. Anderson, President and Chief
                                 Executive Officer (principal executive officer)

                             By:    /s/ James K. Flaherty
                                 James E. Flaherty, Chief Financial Officer
                                 (principal financial and accounting officer)

                               Zomax Incorporated
                           Form 10-Q Quarterly Report
                    For the Quarter Ended September 24, 1999

                                  EXHIBIT INDEX



Exhibit
Number   Item

27       Financial Data Schedule (included in electronic version only)