Form 10-K
period 1999-12-31
ZOMAX INC /MN/
filed 2000-03-30
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
                                      or

[   ]   Transition Report Under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from _________to__________ .

Commission File Number:  0-28426

                               ZOMAX INCORPORATED
             (Exact name of registrant as specified in its charter)
         Minnesota                                             No. 41-1833089
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                      5353 Nathan Lane, Plymouth, MN 55442
                    (Address of Principal Executive Offices)

                  Registrant's telephone number (763) 553-9300

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[x] NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates was $728.5 million based on the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 8, 2000.

The number of shares outstanding of the registrant's common stock as of March 8, 2000: 15,895,961 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

General

         Zomax is a leading international outsource provider of process management services. The Company's fully integrated services include "front-end" E-commerce support, call center and customer support solutions; DVD authoring services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing. By providing a full range of process management services, Zomax differentiates itself from its competitors who offer only a subset of these services. Zomax believes its expertise and capital investment allow its customers to focus on their core competencies, reduce costs, accelerate time to market, access advanced replication and design capabilities, reduce capital investment, improve inventory management and purchasing power, and access manufacturing, warehousing and distribution capabilities in a variety of geographic regions.

         The Company services a broad customer base, including Microsoft, Novell, Hewlett Packard and Gateway. The Company has demonstrated an ability to provide consistently high quality products and services in a short turnaround time. Zomax believes its high level of customer service and responsiveness to customers' needs provides it with a competitive advantage which differentiates the Company from its competitors. The Company was established in 1996 and currently has nine offices and facilities with over 1,500 employees located in the United States, Canada, Ireland and Germany.

Acquisitions

         To enhance its position as a leading outsource service provider, Zomax has expanded its geographic presence and outsource services by acquiring production capacity as well as call centers, distribution and RMA capabilities. The Company believes that its acquisitions enable it to provide additional integrated services, create an opportunity to attract new customers and cross-market its services to existing customers.

         Within the last three years, the Company has made the following acquisitions:

o Kao Corporation, an industry leading software replicator with operations in Fremont and San Ramon, California; Arnprior, Canada; Dublin, Ireland and Langen, Germany; acquired in January 1999;

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

o Benchmark Media Services, Inc., (Benchmark) a software media replicator with operations in Plymouth, Minnesota and Indianapolis, Indiana; acquired in March 1997.

Industry

         The process management services industry consists of companies that provide a wide variety of services to software publishers, computer manufacturers, Internet companies, book publishers, independent record labels and other producers of multimedia products ranging from replication to fulfillment to complete process management services. Growing consumer demand for multimedia products such as CD-ROM and DVD-ROM and a corresponding increase in the installed base of CD and DVD drives as well as the increased business conducted over the Internet have been significant factors driving the demand for process management services.

         During the 1990s, CD-ROM became the dominant medium for software distribution nearly replacing diskettes. According to industry analysts, the growth in CD-ROM unit volume is expected to continue into 2002 with an annual unit volume of 3.6 billion. Industry analysts also project software sales will continue their tremendous growth from $153 billion in 1999 to $270 billion in 2003.

         DVD is becoming the accepted new medium for home video distribution. Industry analysts believe the DVD-Video format will replace the VHS format in the pre-recorded market over time as DVD-Video experiences no image or sound degradation over normal usage and offers greater storage capacity, indexing, random access and lower manufacturing costs. Industry analysts estimate the worldwide installed base of DVD-Video players will reach over 95 million players by 2004. DVD-ROM has grown at a slower rate than DVD-Video. But its increased storage capacity allows DVD-ROM to be the natural replacement for CD-ROM as programs expand and require more storage capacity.

         The fulfillment segment of process management services is experiencing rapid growth with the explosion of the Internet. Analysts are projecting worldwide commerce on the Internet will grow from an estimated $50 billion in 1998 to $1.3 trillion in 2003. Web buyers worldwide are expected to reach $183 million in 2003 as compared to $31 million in 1998. Industry analysts are projecting Internet-driven fulfillment services are projected to grow from $632 million in 1999 to $20 billion in 2003 to $42 billion in 2009.

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

Services

         The Company believes that it offers a comprehensive range of process management services. These value-added services cover each aspect of a software product's life cycle. Customers can engage Zomax on a service-by-service basis, depending on their needs. In all cases, Zomax project management maintains regular contact with customers and coordinates all services provided. With the breadth of services offered by the Company, customers can bring their end products to market without ever handling the product themselves.

         Customer Contact Centers. The Company offers complete front-end E-commerce and customer contact centers which include program management, call center operations, financial services, fulfillment and information systems. The call centers provide various levels of customer support, first level technical support and outbound telemarketing services covering sixteen languages. The Company is in direct contact with its customers' customers.

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

         Replication. CDs and DVDs are replicated using an integrated robotic line process which incorporates plastic injection molding, metalizing, lacquering and inspection equipment. The replication process begins with the injection of high quality, CD-grade polycarbonate into the mold cavity where the metal stamper has been mounted. The top surface of the molded clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player. A thin layer of lacquer is then applied over the metal to protect it and to serve as a base for printing on the disc. Unacceptable CDs and DVDs are detected and discarded through the inline inspection process. The Company currently has a combination of 60 CD and DVD production lines at its facilities.

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

         Packaging. The Company has automated equipment to provide for commonly requested packaging configurations. Currently, standard CD packaging configurations include the plastic "jewel box" with customer or Zomax supplied print material in the bottom and top of the box and paper or chipboard sleeves. For non-automated assembly requirements, the Company provides a full range of hand assembly options. As part of its dedication to be full-service provider, the Company works with its customers to develop sophisticated retail packaging configurations.

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

         RMA Processing. Zomax employees receive, sort, count, recycle, re-price, repackage and redistribute returned, obsolete or excess software merchandise. The Company also receives, tests and redistributes hardware products. A customer can maximize its operating efficiencies by using Zomax to coordinate RMA processing with inventory management and replication orders. The Company estimates that, based on discussions with software publishers, 15% of all unit shipments to software retailers ultimately require RMA processing.

Customers and Markets

         The Company markets and sells multimedia services to a variety of customers, including software publishers, computer manufacturers, Internet companies, book publishers, independent record labels, marketing groups and data base suppliers. Zomax currently services a broad customer base in these industry segments including Microsoft and Gateway.

         The Company is an authorized replicator with Microsoft, which allows the Company to replicate Microsoft(R) products for any authorized distributor. The Company is also authorized to perform fulfillment services for Microsoft licensed OEMs. These arrangements are pursuant to annual agreements with Microsoft. The Company expects, but cannot guarantee, that these agreements will be renewed. The Company also provides certain telemarketing and fulfillment services to Microsoft under a two-year Master Services Agreement which expires in January 2001. In addition, the Company has an agreement with Microsoft to provide RMA processing, which agreement may be terminated by Microsoft upon 30 days' notice. During 1999, all Microsoft activities accounted for 40% of the Company's consolidated sales.

         One of the Company's primary customers is Gateway, which accounted for 4%, 17% and 38% of the Company's consolidated sales in 1999, 1998 and 1997, respectively. Zomax is a primary supplier of CDs to Gateway. The Company has an agreement with Gateway that governs the procedures for making and receiving orders. This agreement expires July 31, 2000, but may be renewed for additional one-year terms upon agreement of the parties, subject to earlier termination by Gateway upon 30 days' notice.

Marketing and Sales

         Zomax focuses its marketing efforts on customers that require personal service, flexibility, fast turnaround time and a complete outsource solution to their process management service needs. The Company has successfully marketed itself to these customers by managing all of the steps in the process from design to replication to packaging to delivery. As part of its strategy, the Company also intends to continue cross-marketing its services to customers who may currently rely on the Company for only a portion of their process management service needs.

         The Company employs a direct sales staff that is responsible for maintaining relationships with existing customers and developing new business relationships. The Company has a direct sales staff of 22 people. The Company's direct sales staff is supported by a project management staff of 118 people that is responsible for ensuring that each order is processed on a timely basis, all required support materials are in place and desired quality levels are achieved. Each customer account is assigned one or more project managers to provide daily contact with the customer, coordinate the purchase and manufacture of all necessary materials, adapt to order changes and generally act as liaison with the customer.

Competition

         The multimedia service industry is highly competitive and is experiencing consolidation. The Company competes primarily with independent service providers and, to a lesser extent, with affiliates of major international music companies and small localized service providers. Each of these producers generally services a defined set of customer needs.

o Independent service providers. Participants in this segment include companies such as Zomax, Disctronics, Inc., Denon Electronics, Inc., Cinram International Inc., Startek Corporation, Future Media Productions, Modus Media International and Metatec Corporation. Independent service providers generally have the ability to handle large volume requirements and have varying degrees of service capability. However, most independent manufacturers do not typically offer as comprehensive a range of outsource services as Zomax.

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

Proprietary Rights

         Zomax, like most other CD and DVD manufacturers, uses patented technology primarily under nonexclusive licenses. These licenses generally provide for the payment of royalties based upon the number, size and use of CDs and DVDs sold and terminate either upon the expiration of the patents being licensed or on a certain date.

         Zomax currently has CD license agreements with U.S. Philips Corporation ("Philips") and Discovision Associates ("DVA"). These agreements grant to Zomax non-exclusive, royalty-bearing, non-transferable licenses to make, use and sell CDs in the United States. The royalty payments due under the licenses generally depend of the number of CDs manufactured, their size and their use. The Company's license from Philips expires in 2006. The term of the DVA license continues until the expiration of the last DVA patent covered by the license which is currently in 2010. This date may change in the event of a patent invalidity ruling, premature expiration of a currently licensed patent or the subsequent issuance of a related patent. The Company is currently negotiating to expand these agreements to be worldwide licenses. If the Company is unable to obtain these licenses, it could have a material effect on the Company's results of operations. Although the Company expects to obtain such licenses, no assurances can be made that such licenses will be obtained and the Company cannot predict the amount of the royalty that will be payable under any such license.


         The Company has entered into a DVD license agreement with U.S. Phillips Corporation. This agreement expires in 2009 with royalty payments due based on the number of DVDs manufactured. The Company is currently negotiating licenses from other owners of DVD technology to manufacture DVDs worldwide. If the Company is unable to obtain these licenses, it could have a material effect on the Company's results of operations. Although the Company expects to obtain such licenses, no assurances can be made that such licenses will be obtained and the Company cannot predict the amount of the royalty that will be payable under any such license.

Employees

         The Company has approximately 1,500 full-time employees and hires additional employees on a temporary basis to perform manufacturing-related services as the need arises. The Company currently operates its Minneapolis, Arnprior, Fremont and Dublin facilities 24 hours a day, seven days a week. The Company believes that its relations with its employees are good. None of the Company's employees is covered by a collective bargaining agreement.

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

         Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, among others, (i) the Company's ability to sustain and manage its growth and implement its business strategy, including the integration of newly acquired and geographically dispersed operations; (ii) the Company's ability to adapt quickly to changes in information storage and retrieval technology; (iii) the Company's reliance on a few key customer and strategic relationships, including those with Microsoft, Gateway and Novell; (iv) the trend of consolidation in the industry and the ability of the Company to effectively compete in an intensely competitive environment; (v) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (vi) risks associated with establishing and maintaining international operations; (vii) the risks associated with price declines; (viii) the Company's dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and (ix) economic factors over which the Company has no control.

ITEM 2.  PROPERTIES

         The Company leases facilities throughout the U.S. and Europe and owns property in Canada. The following table sets forth information about the Company's facilities. Management believes its facilities are adequate for the Company for the foreseeable future.

                              Approximate      Lease
         Location             Square Feet    Expiration              Services
---------------------------- ------------- ------------------ -------------------------------------------
Arnprior, Canada                158,000         Owned          Print management, mastering, replication,
                                                               printing, packaging, warehousing and
                                                               distribution.

Concord, California              30,000          2008          Customer contact center

Dublin, Ireland                 100,000    2005 - 2016 (1)     Customer contact center, print
                                                               management, mastering, replication,
                                                               printing, packaging, warehousing,
                                                               fulfillment, distribution and RMA
                                                               processing

Fremont, California             150,000          2006          Print management, mastering, replication,
                                                               printing, packaging, warehousing,
                                                               fulfillment and distribution.

Indianapolis, Indiana            91,000          2002          Diskette replication, packaging,
                                                               fulfillment and distribution

Langen, Germany                  25,000          2001          Diskette duplication, packaging,
                                                               warehousing and distribution.

Minneapolis, Minnesota          134,000        2004 (2)        Graphic design, print management,
                                                               mastering, replication, printing,
                                                               packaging, warehousing, fulfillment,
                                                               distribution and RMA processing

San Jose, California            275,000        2002 (3)        Graphic design, print management,
                                                               packaging, warehousing, fulfillment,
                                                               distribution and RMA processing

(1)  Includes leases for two different sites.
(2) Included leases for two sites, one of which is 82,000 sq. ft, with Nathan Lane Partnership, LLP (described below) expires in 2000 but has an option which the Company can extend two additional terms of three years each.
(3) Includes leases for three different sites, two of which expire in 2002 and are currently not being utilized. The Company is attempting to sublease sites to third parties.

         The Company leases its manufacturing, office and warehouse space in Minneapolis, Minnesota from Nathan Lane Limited Partnership, a Minnesota limited liability partnership of which Mr. Phillip T. Levin, a Director of Zomax, owns a one-third interest. Pursuant to this lease, as amended, the Company leases approximately 82,000 square feet at an average base rent of $8.52 per net rentable square foot per annum. The Company is also obligated to pay its proportionate share of taxes and operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in claims arising in the normal course of business. In management's opinion, the final resolution of these claims should not have a material adverse effect on the Company's financial position or results from operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

        Fiscal Year Ended December 25, 1998:        High                Low

        First Quarter........................      $9.10               $4.56
        Second Quarter.......................      10.00                7.07
        Third Quarter........................       8.13                4.25
        Fourth Quarter.......................       8.25                1.94

        Fiscal Year Ended December 31, 1999:

        First Quarter........................     $37.94              $12.31
        Second Quarter.......................      44.75               17.75
        Third Quarter........................      55.56               22.50
        Fourth Quarter.......................      47.94               24.44

         The Company has never declared or paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development of its business.

         As of March 8, 2000, there were approximately 332 record holders of the Company's Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which the Company has obtained from its transfer agent, there are approximately 15,000 stockholders of the Company's Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

         On February 18, 2000, the Company issued 2,730 shares of Common Stock upon the cashless conversion of an underwriter's warrant to purchase 2,978 shares at $4.05 per share. Pursuant to such conversion, the warrant holder forfeited 278 shares under the warrant as consideration. The Company relied upon
Section 4(2) of the Securities Act, which provides an exemption for a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

(000's except per share data)                                    For the years ended
                                             ---------------------------------------------------------
                                               1999         1998        1997        1996        1995
                                             ----------   ---------   ---------   ---------  ---------
Statement of Operations Data:

Sales                                         $229,261     $61,074     $47,877     $26,867    $16,858

Gross Profit                                    73,916      16,804      15,104       8,776      5,632

Selling, general and                            37,764      10,595       9,860       5,366      3,853
          administrative expenses

Operating Income                                36,152       6,208       5,244       3,410      1,779

Income before taxes                             37,804       6,141       5,218       3,613      3,575

Pro Forma(1):

          Income before income taxes            37,804       6,141       5,218       3,613      3,575

          Provision for income taxes           (11,977)     (2,580)     (2,090)     (1,461)    (1,434)

          Net Income                            25,827       3,561       3,128       2,152      2,141

          Earnings per share -

              Basic                               1.74        0.28        0.30        0.23       0.30

              Diluted                             1.58        0.26        0.29        0.23       0.30

          Weighted average number of shares outstanding :

              Basic                             14,831      12,734      10,448       9,198      7,200

              Diluted                           16,346      13,462      10,716       9,202      7,200

                                                 1999         1998        1997        1996       1995
                                             ----------   ---------   ---------   ---------  ---------
Balance Sheet Data:
          Cash                                  51,128    $ 25,621     $ 5,213     $ 7,945      $ 937

          Working capital                       95,691      26,969       5,049       9,029      2,631

          Total assets                         142,304      65,424      31,026      24,322     12,485

          Long-term notes payable, less          3,990       1,746       3,104       1,834      2,979
          current portion

          Total shareholders' equity            82,430      50,087      16,463      14,643      5,166

(1) A pro forma provision has been established as if all consolidated companies were taxable entities for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is a leading international outsource service provider of process management services. The Company's fully integrated services include "front end" E-commerce support; call center and customer support solutions; DVD authoring services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; CD and DVD printing; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing services. Over the last three years, the Company has made six acquisitions that have expanded its geographic presence and outsourcing service offerings.

         The Company recognizes revenue from its customers at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on subsequent written customer instructions.

         The Company's business has been characterized by short lead times for customer orders. For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company's backlog as of any particular date is not a meaningful indicator of future financial results.

         On January 7, 1999, the Company acquired the businesses and certain net assets of Kao Corporation (Kao) in the United States, Canada, Ireland and Germany. The purchase price for the Kao business, net assets and net working capital acquired was $37.5 million plus transaction costs. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related services. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair market values.

         On February 4, 1998, Primary Marketing Group of California (PMG), Next Generation Services (NGS) and Primary Marketing Group Limited of Dublin Ireland (PMG Ireland) were merged with the Company. As a result of these transactions, all ownership interests in the acquired companies were exchanged for 800,002 shares of the Company's Common Stock. Prior to these transactions, the businesses of PMG, NGS, and PMG Ireland consisted of providing manufacturer's representative services and RMA processing services to the computer industry. PMG, NGS and PMG Ireland operated their respective businesses from facilities located in and around San Jose, California; Boston, Massachusetts; and Dublin, Ireland. The acquisition of PMG, NGS and PMG Ireland were accounted for using the pooling-of-interests method of accounting, and accordingly, all periods presented have been restated to reflect the effects of these transactions.

         On May 1, 1997, the Company acquired the outstanding shares of Trotter Technologies, Inc. (TTI), an RMA processing, warehouse and distribution company based in San Jose, CA, servicing the software publishing market. The purchase price of TTI was $712,000 cash and 59,268 shares of the Company's Common Stock.

The acquisition of TTI was accounted for using the purchase method of accounting. As a result of this treatment, the TTI purchase price was allocated to net assets acquired based on estimated fair market values and approximately $1.2 million of cost in excess of net assets acquired was recorded as goodwill.

         On March 31, 1997, the Company acquired the outstanding shares of Benchmark Media Services, Inc., a software media replicator with operations in Minneapolis, Minnesota and Indianapolis, Indiana. The Company agreed to pay consideration for the acquisition based on revenues of Benchmark in 1997. Revenue levels were not met; therefore, no consideration was paid. The Benchmark acquisition was accounted for using the purchase method of accounting.

         Prior to the acquisitions described above, some of the acquired companies operated as non-taxable entities. A pro forma tax provision has been established as if all consolidated companies were taxable entities for all periods presented.

Results of Operations

         The following table sets forth certain operating data as a percentage of sales for the periods indicated.

                                                                    For the Years Ended

                                                     December 31,      December 25,    December 26,
                                                         1999              1998            1997
                                                    ----------------  ---------------  -------------
Sales...........................................         100.0%           100.0%          100.0%
Cost of sales...................................          67.7             72.5            68.5
                                                    ----------------  ---------------  -------------
Gross profit....................................          32.3             27.5            31.5
Selling, general and administrative
expenses........................................          16.5             17.3            20.6
                                                    ----------------  ---------------  -------------
Operating income................................          15.8             10.2            10.9
Equity in losses of unconsolidated
entity..........................................           0.8              0.6             -
Gain on unconsolidated entity stock sale........
                                                          (1.6)             -               -
Interest expense................................           0.5              0.6             0.8
Interest income.................................          (0.4)            (1.6)           (0.5)
Other (income) expense, net.....................           -                0.5            (0.3)
                                                    ----------------  ---------------  --------------
Income before income taxes......................          16.5             10.1            10.9
Provision for income taxes(1)...................           5.2              4.2             4.4
                                                    ----------------  ---------------  -------------
Net income......................................          11.3%             5.9%            6.5%
                                                    ================  ===============  ==============

(1) A pro forma tax provision has been established as if all consolidated companies were taxable entities for 1998 and 1997.

         For the Years Ended December 31, 1999 and December 25, 1998

         Sales. The Company's total net sales increased 275% to $229.3 million in 1999 as compared to $61.1 million in 1998. CD and DVD related sales increased 298% in 1999. The Company's new customer contact centers contributed an additional $26.3 million to 1999 sales. Diskette, audiocassettes and RMA sales together increased 49% in 1999. The overall increase in sales was primarily due to the Kao acquisition described above. The acquisition significantly expanded the Company's geographic presence in the United States, Canada, Ireland and Germany; and added the customer contact center capabilities, as well as significantly increased the Company's CD and DVD manufacturing capacity. In addition, the Company further increased its CD and DVD production capacity in Ireland and North America with the addition of eight new manufacturing lines in the third quarter of 1999.

         Cost of sales. Cost of sales as a percentage of sales was 67.7% in 1999 and 72.5% in 1998. In dollars, cost of sales increased $110.1 million to $155.4 million from 1998. This cost of sales percentage decrease is due to several factors, including the implementation of improved financial and operational controls at the acquired Kao sites and operation of manufacturing facilities at higher utilization rates. This was partially offset by an increase in outsourcing. The Company outsources its CD production when customer orders exceed its production capabilities. The Company outsourced 9% of its CD manufacturing in 1999 and 7% in 1998. The cost for such outsourced production is higher than the cost of CDs produced internally by the Company.

         Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales were 16.5% in 1999 and 17.3% in 1998. In dollars, selling, general and administrative expenses increased $27.1 million to $37.7 million from 1998. The dollar increase in 1999 resulted primarily from the acquisition of the Kao business.

         Earnings from unconsolidated entity. During 1999, the Company recognized a loss of $1.9 million from its equity investment in Chumbo Holdings Corporation, an Internet based reseller of software. The loss represents the Company's share of Chumbo losses and the amortization of excess purchase price over the fair value of the underlying net assets acquired. In December 1999, Chumbo sold additional equity in a private round of financing. The Company recognized a gain on Chumbo's issuance of additional equity in the amount of $3.7 million, representing the increase in the Company's share of Chumbo's net assets after the funding.

         Interest income and expense. Interest income was $1.0 million and $949,000 for 1999 and 1998, respectively. Interest expense was $1.2 million and $369,000 for 1999 and 1998, respectively. Interest expense increased with borrowings used to finance the purchase of Kao.

         Other (income) expense, net. In 1999, other expense consists of foreign currency losses. In 1998, the Company incurred expenses totaling $278,000 relating to the acquisition of PMG, NSG and PMG Ireland. These costs were expensed as incurred according to the pooling of interest accounting rules.

         Provision for income taxes. The effective income tax rate for 1999 was 31.7% compared to a pro forma rate of 42.0% for 1998. The reduced rate in 1999 is due primarily to the lower effective tax rate in Ireland.

         Net income. Net income for 1999 was $25.8 million, an increase of 625% from the pro forma net income of $3.6 million in 1998.

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

         Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales were 17.3% in 1998 and 20.6% in 1997. In dollars, general and administrative expenses increased $735,000 from 1997. Selling, general and administrative expenses have decreased as a percentage of sales in 1998 as the Company has achieved operational efficiencies from integrating its acquisitions.

         Equity in losses of unconsolidated entity. In the fourth quarter of 1998, the Company purchased a one-third equity interest in Chumbo Holdings Corporation, an Internet based reseller of software. The Company accounts for this investment using the equity method of accounting, and accordingly, recognized a loss of $370,000 representing its share of Chumbo net losses and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

         Interest income and expense. Interest income was $949,000 and $228,000 for 1998 and 1997, respectively. The increase in interest income in 1998 resulted from investment income on proceeds from the Company's public stock offering. Interest expense was $369,000 and $409,000 for 1998 and 1997, respectively.

         Other (income) expense, net. In 1998, the Company incurred expenses totaling $278,000 relating to the acquisition of PMG, NGS and PMG Ireland. These costs were expensed as incurred according to the pooling-of-interest accounting rules. In 1997, PMG generated $155,000 of other income as a result of representing certain manufacturers' products.

         Pro forma provision for income taxes. The pro forma effective income tax rate for 1998 was 42.0% compared to 40.1% for 1997. Such rates principally reflect the federal statutory tax rate plus the effect of state income taxes.

         Pro forma net income. Pro forma net income for 1998 was $3.6 million, an increase of 14.0% from $3.1 million in 1997.

Liquidity and Capital Resources

         As of December 31, 1999, the Company had working capital of $47.5 million, compared to working capital of $27.0 million as of December 25, 1998 and $5.0 million as of December 26, 1997. The increase in working capital in 1999 was primarily due to the increase in cash provided by operating activities which were significantly impacted by the Kao acquisition. The increase in working capital in 1998 was primarily due to the proceeds received from the Company's secondary stock offering. In May 1998, the Company sold 3.8 million shares of common stock netting $30 million, net of offering costs.

         As of December 31, 1999, the Company had cash totaling $51.1 million. Cash generated from operating activities was $64.7 million, $7.7 million and $6.9 million during 1999, 1998 and 1997, respectively. The increase in 1999 operating cash flow results primarily from the increase in net income and improvements in accounts receivable collections from the Kao acquired businesses.

         Cash used in investing activities was $53.4 million, $15.0 million and $6.6 million in 1999, 1998 and 1997, respectively. In 1999, the Company used $42.5 million to purchase the businesses and net assets of Kao Corporation. In 1998, cash used in investing activities included $5.0 million for the purchase of an equity interest in Chumbo Holdings Corporation. The balance of 1999, 1998 and prior years investing activities primarily relates to the purchase of property and equipment to support the Company's growth in business.

         In 1999, the Company financed a portion of the Kao acquisition with the proceeds of a $15.0 million term loan facility. In 1998, the Company acquired certain assets and assumed certain liabilities from an unrelated third party in exchange for a short-term note in the principal amount of $1.1 million. The Company financed equipment purchases with long-term debt totaling $3.8 million in 1997. The Company reduced the amount of notes payable in the amount of $3.6 million, $3.4 million and $3.9 million in 1999, 1998 and 1997, respectively. PMG and NGS made distributions to its owners of $2.2 million in 1997. These distributions were made in accordance with the dividend policies of these companies. The Company has never declared or paid dividends on its Common Stock.

         As of December 31, 1999, the Company had a revolving line of credit facility for up to $25.0 million of borrowings. Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at December 31, 1999.

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

Market Risk

         Foreign currency. As a result of the Kao acquisition, a portion of the Company's operations are located in foreign jurisdictions including Ireland, Canada, and Germany. The Company's financial results could be significantly affected by factors such as changes in foreign currency or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies.

         Foreign currency gains and losses are reflected in the Company's financial statements. The net exchange loss was $40,000 in 1999. The Company anticipates it will incur exchange gains and losses from foreign operations in the future. The Company's net investment in foreign subsidiaries was $32.2 million at December 31, 1999. During 1999, the U.S. dollar strengthened against the participating Euro currencies. A stronger U.S. dollar generally has a negative impact on non-U.S. results because foreign currency denominated earnings translate into fewer U.S. dollars. A weaker dollar generally has positive translation effect. In 1999, the stronger U.S. dollar reduced translated net sales and net income by $9.1 million and $1.8 million, respectively.

         Interest. Substantially all of the Company's debt and associated interest expense is sensitive to changes in the level of interest rates.

Euro Currency Conversion

         On January 1, 1999, 11 of the 15 member countries of the European Union, including Ireland and Germany, adopted the "euro" as their common legal currency. The euro trades on currency exchanges and is available for non-cash transactions. From January 1, 2000 through January 1, 2002, each of the participating countries is scheduled to maintain its national ("legacy") currency as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. The Company's foreign operating subsidiaries affected by the euro conversion are evaluating the business issues raised, including the competitive impact of cross-border price transparency. The Company does not anticipate any significant near-term business ramifications; however, long-term implications such as the euro currency conversion's effect on accounting, treasury and computer systems are under review.

Year 2000 Compliance

         The Company developed a Year 2000 plan, the objective of which was to determine and assess the risks of the Year 2000 issue, and plan and institute corrective actions to minimize those risks. The Company's goal was to ensure that current business operations would continue to function accurately with no material disruption into and beyond year 2000. The Company formed internal review teams and engaged an independent Year 2000 consulting firm to assist and advise regarding Year 2000 compliance. The Year 2000 plan addressed (a) information technology (IT) such as software and hardware, (b) non-information system or embedded technology contained in manufacturing equipment and facilities, and (c) readiness of key third party suppliers.

         During 1999, the Company completed the assessment of Year 2000 compliance with regard to embedded technology and material suppliers and customers, implemented remediations for any Year 2000 problems identified and formulated contingency plans to reduce risks and exposure to Year 2000 related issues.

         Through December 31, 1999, costs associated with the Company's Year 2000 plan were less than $50,000. Currently, no significant business interruptions from the Year 2000 issue were encountered. The Company will continue to monitor systems and vendors. Although the Company does not anticipate any future business interruption, there is no assurance that such interruption will not occur.

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

Outlook

         The statements contained in this Outlook section and elsewhere in this Annual Report are based on current expectations. These statements are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, sales efforts and cash requirements. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including among others those identified below.

         The Company believes the total number of CDs sold worldwide will continue to grow in 2000. 2000 unit prices are expected to remain somewhat consistent. The Company believes it has the personnel, strategies and financial strength in place to support the expected increase in sales growth with a minimum increase in salaried personnel. However, increases in the Company's sales and its ability to be a leader in the industry depends on its ability to manage industry changes as well as its own growth and organizational changes.

         If CD market demand does not continue to grow as expected, revenue growth would be adversely impacted and the manufacturing capacity installed may be underutilized. Pricing strategies of competitors and general economic factors, such as consumer confidence and inflation, all impact the Company. A substantial part of our revenue is derived from a small number of key customers. Our revenues will be significantly lower than expected if we cannot keep these customers. In addition, if the Company does not respond rapidly to technological changes, we may lose customers and experience a significant decrease in revenue.

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

         See "Market Risk" and "Euro Currency Conversion" under Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements and schedules are included immediately following the signature page of this report on the pages indicated:

                                                                           Page
         Report of Independent Public Accountants on Consolidated
           Financial Statements dated January 24, 2000                      F-1
         Consolidated Balance Sheets as of December 31, 1999 and
           December 25, 1998                                                F-2
         Consolidated Statements of Operations for Years Ended December
           31, 1999, December 25, 1998 and December 26, 1997                F-3
         Consolidated Statements of Shareholders' Equity for Years Ended
           December 31, 1999, December 25, 1998 and December 26, 1997       F-4
         Consolidated Statements of Cash Flows for Years Ended December
           31, 1999, December 25, 1998 and December 26, 1997                F-5
         Notes to Consolidated Financial Statements                         F-6
         Report of Independent Public Accountants on Schedule dated
           March 29, 2000                                                   F-19
         Schedule II - Valuation and Qualifying Accounts                    F-17


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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Election of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 19, 2000. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in the section entitled "Executive Compensation" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 19, 2000. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the sections entitled "Principal Shareholders and Management Shareholdings" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 19, 2000. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the section entitled "Certain Transactions" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 19, 2000. Such information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are included in this report: See "Exhibit Index" immediately following the financial statements following the signature page of this Form 10-K.

(b)      Financial Statements and Schedules.

         The following financial statements and schedules are included in Part II, Item 8 of this Form 10-K.

         Report of Independent Public Accountants on Consolidated Financial Statements dated January 24, 2000

         Consolidated Balance Sheets as of December 31, 1999 and December 25,
         1998

         Consolidated Statements of Operations for Years Ended December 31, 1999, December 25, 1998 and December 26, 1997

         Consolidated Statements of Shareholders' Equity for Years Ended December 31, 1999, December 25, 1998 and December 26, 1997

         Consolidated Statements of Cash Flows for Years Ended December 31, 1999, December 25, 1998 and December 26, 1997

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants on Schedule dated March 29,
         2000

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted since they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

         (c) Reports on Form 8-K.

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ZOMAX INCORPORATED

Date:  March 29, 2000

                                        By /s/ James T. Anderson
                                           James T. Anderson
                                           Chairman and Chief Executive Officer

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

  Name                       Title                                                Date

  /s/James T. Anderson       Chairman of the Board and Chief Executive            March 29, 2000
                             Officer (principal executive officer)
   James T. Anderson

  /s/Anthony Angelini        President, Chief Operating Officer                   March 29, 2000
  Anthony Angelini           and Director

  /s/James E. Flaherty       Chief Financial Officer and Secretary                March 29, 2000
                             (principal financial and accounting officer)
                             and accounting officer)
  James E. Flaherty

  /s/Phillip T. Levin        Director                                             March 29, 2000
  Phillip T. Levin

   /s/Robert Ezrilov         Director                                             March 29, 2000
  Robert Ezrilov

  /s/Howard P. Liszt         Director                                             March 29, 2000
  Howard P. Liszt

  /s/Janice Ozzello Wilcox   Director                                             March 29, 2000
  Janice Ozzello Wilcox


                    Report of Independent Public Accountants



To Zomax Incorporated:

We have audited the accompanying consolidated balance sheets of Zomax Incorporated (a Minnesota corporation) as of December 31, 1999 and December 25, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zomax Incorporated as of December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                    /s/  ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   January 24, 2000

                               ZOMAX INCORPORATED

                           Consolidated Balance Sheets

                                 (In Thousands)


                                                                             December 31,  December 25,
                                                                                1999           1998
                                                                             ------------  ------------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  51,128     $  25,621
   Accounts receivable, net of allowance for doubtful accounts
      of $2,645 and $2,035                                                       28,291         9,872
   Inventories                                                                    9,338         2,088
   Deferred income taxes                                                          2,899         1,425
   Prepaid expenses and other                                                     2,448           543
                                                                             ------------  ------------
               Total current assets                                              94,104        39,549

PROPERTY AND EQUIPMENT, net                                                      40,642        18,925

INVESTMENT IN UNCONSOLIDATED ENTITY                                               6,447         4,662

GOODWILL AND OTHER ASSETS, net                                                    1,111         2,287
                                                                             ------------  ------------
                                                                              $ 142,304     $  65,423
                                                                             ============  ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable                                           $   3,990     $   1,380
   Accounts payable                                                              18,768         5,468
   Accrued expenses-
      Accrued royalties                                                           4,083         2,446
      Accrued compensation                                                       11,768         1,786
      Other                                                                       6,342           566
   Income taxes payable                                                           1,687           934
                                                                             ------------  ------------
               Total current liabilities                                         46,638        12,580

LONG-TERM NOTES PAYABLE, net of current portion                                  10,603         1,746

DEFERRED INCOME TAXES                                                             2,633         1,010

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS' EQUITY:
   Common stock, no par value, 20,000 shares authorized; 15,483 and 14,378
      shares issued and outstanding                                              51,953        42,680
   Retained earnings                                                             33,234         7,407
   Other comprehensive income                                                    (2,757)         --
                                                                             ------------  ------------
               Total shareholders' equity                                        82,430        50,087
                                                                             ------------  ------------
                                                                              $ 142,304     $  65,423
                                                                             ============  ============



The accompanying notes are an integral part of these consolidated balance sheets.

                               ZOMAX INCORPORATED

                      Consolidated Statements of Operations

                    (In Thousands, Except for Per Share Data)


                                                                       For the Years Ended
                                                            ----------------------------------------
                                                            December 31,  December 25,  December 26,
                                                               1999           1998          1997
                                                             ---------     ---------     ---------
SALES                                                        $ 229,261     $  61,074     $  47,877

COST OF SALES                                                  155,345        44,270        32,773
                                                             ---------     ---------     ---------
               Gross profit                                     73,916        16,804        15,104

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                                37,724        10,595         9,860
                                                             ---------     ---------     ---------
               Operating income                                 36,192         6,209         5,244

EQUITY IN LOSSES OF UNCONSOLIDATED ENTITY
                                                                 1,890           370          --
GAIN ON UNCONSOLIDATED ENTITY STOCK SALE                        (3,685)         --            --

INTEREST EXPENSE                                                 1,179           369           409

INTEREST INCOME                                                 (1,036)         (949)         (228)

OTHER (INCOME) EXPENSE, NET                                         40           278          (155)
                                                             ---------     ---------     ---------
               Income before income taxes                       37,804         6,141         5,218

PROVISION FOR INCOME TAXES                                      11,977         2,475         1,520
                                                             ---------     ---------     ---------
NET INCOME                                                   $  25,827     $   3,666     $   3,698
                                                             =========     =========     =========

PRO FORMA (Note 3):
   Income before income taxes                                              $   6,141     $   5,218
   Provision for income taxes                                                  2,580         2,090
                                                                           ---------     ---------
               Net income                                                  $   3,561     $   3,128
                                                                           =========     =========

   Earnings per share-
      Basic                                                  $    1.74     $    0.28     $    0.30
                                                             =========     =========     =========
      Diluted                                                $    1.58     $    0.26     $    0.29
                                                             =========     =========     =========

   Weighted average common shares outstanding
                                                                14,831        12,735        10,448
   Dilutive effect of stock options and warrants                 1,515           728           267
                                                             ---------     ---------     ---------

   Weighted average common and diluted shares outstanding       16,346        13,463        10,715
                                                             =========     =========     =========



The accompanying notes are an integral part of these consolidated financial statements.

                               ZOMAX INCORPORATED

                 Consolidated Statements of Shareholders' Equity

                      (In Thousands, Except Per Share Data)

                                                                                            Shareholders' Equity
                                                                         ---------------------------------------------
                                                                                                             Accumulated
                                                                                                              Other
                                                                              Common Stock      Retained    Comprehensive
                                                                          Shares      Amount    Earnings      Income       Total
                                                                         -------    --------    --------     --------     --------

BALANCE, December 27, 1996                                                10,370    $ 12,350    $  2,293     $   --       $ 14,643
   Net income                                                               --          --         3,698         --          3,698
   Common stock issued under Employee Stock Purchase Plan                     13          31        --           --             31

   Common stock issued in connection with the acquisition of Trotter
      Technologies, Inc. on  May 1, 1997                                     119         341        --           --            341

   Dividends and distributions                                              --          --        (2,250)        --         (2,250)
                                                                         -------    --------    --------     --------     --------
BALANCE, December 26, 1997                                                10,502      12,722       3,741         --         16,463
   Net income                                                               --          --         3,666         --          3,666
   Common stock issued under Employee Stock Purchase Plan                     16          57        --           --             57
   Common stock issued upon exercise of stock options and warrants            60         172        --           --            172
   Sale of common stock at $17.00 per share, net of offering
      costs of $2,571                                                      3,800      29,729        --           --         29,729
                                                                         -------    --------    --------     --------     --------

BALANCE, December 25, 1998                                                14,378      42,680       7,407         --         50,087
   Comprehensive income:
   Net income                                                               --          --        25,827         --           --
   Translation adjustments                                                  --          --          --         (2,757)        --
               Total comprehensive income                                   --          --          --           --         23,070
   Common stock issued under Employee Stock Purchase Plan                     93         622        --           --            622
   Common stock issued upon exercise of stock options and warrants         1,012       2,740        --           --          2,740
   Tax benefit realized from exercise of stock options                      --         5,911        --           --          5,911
                                                                         -------    --------    --------     --------     --------

BALANCE, December 31, 1999                                                15,483    $ 51,953    $ 33,234     $ (2,757)    $ 82,430
                                                                         =======    ========    ========     ========     ========




The accompanying notes are an integral part of these consolidated financial statements.

                               ZOMAX INCORPORATED

                      Consolidated Statements of Cash Flows

                                 (In Thousands)


                                                                                                 For the Years Ended
                                                                                       --------------------------------------
                                                                                       December 31, December 25, December 26,
                                                                                          1999         1998          1997
                                                                                        ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income                                                                           $ 25,827     $  3,666     $  3,698
   Adjustments to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                                     7,970        4,043        2,246
         Equity in losses of unconsolidated entity                                         1,890          370         --
         Gain on unconsolidated entity stock sale                                         (3,685)        --           --
         Deferred income taxes                                                               149         (273)        (133)
         Changes in operating assets and liabilities:
            Accounts receivable                                                           12,027       (2,712)         910
            Inventories                                                                   (1,515)        (485)          21
            Prepaid expenses and other                                                    (1,816)         336         (581)
            Accounts payable                                                               7,285        1,943         (946)
            Accrued expenses                                                               7,538          153        2,000
            Income taxes payable                                                           8,992          694         (273)
                                                                                        ---------    ---------    ---------
               Net cash provided by operating activities                                  64,662        7,735        6,942
                                                                                        ---------    ---------    ---------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                               (11,963)      (8,894)      (6,007)
   Acquisitions, net of cash acquired                                                    (42,500)        --           (775)
   Investment in unconsolidated entity                                                      --         (5,032)        --
   Change in other assets                                                                  1,088       (1,088)         192
                                                                                        ---------    ---------    ---------
               Net cash used in investing activities                                     (53,375)     (15,014)      (6,590)
                                                                                        ---------    ---------    ---------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                            15,000        1,124        3,749
   Repayment of notes payable                                                             (3,560)      (3,396)      (3,899)
   Repayment of short-term borrowings                                                       --           --           (715)
   Dividends and distributions                                                              --           --         (2,250)
   Issuance of common stock, net of offering costs                                         3,362       29,959           31
                                                                                        ---------    ---------    ---------
               Net cash provided by (used in) financing activities                        14,802       27,687       (3,084)
                                                                                        ---------    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (582)        --           --
                                                                                        ---------    ---------    ---------
               Net increase (decrease) in cash                                            25,507       20,408       (2,732)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                      25,621        5,213        7,945
                                                                                        ---------    ---------    ---------
   End of year                                                                          $ 51,128     $ 25,621     $  5,213
                                                                                        =========    =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                                               $  1,125     $    369     $    427
                                                                                        =========    =========    =========

   Cash paid for income taxes                                                           $  2,682     $  2,055     $  1,954
                                                                                        =========    =========    =========

   Common shares issued in connection with the acquisition of
      Trotter Technologies, Inc.                                                        $   --       $   --       $    341
                                                                                        =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                               ZOMAX INCORPORATED

                   Notes to Consolidated Financial Statements



1.   Business Description:

Zomax Incorporated (Zomax or the Company) is a leading international outsource provider of process management services. The Company's fully integrated services include "front-end" E-commerce support, call center and customer support solutions; DVD authorizing services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing.

2.   Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year-End

The Company's fiscal year ends on the last Friday of the calendar year. For the purposes of these notes to the consolidated financial statements, the fiscal years ended December 31, 1999, December 25, 1998 and December 26, 1997 are referred to as 1999, 1998 and 1997, respectively. The fiscal period for the year ended in 1999 includes fifty-three weeks as compared to fifty-two weeks in 1998 and 1997.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Revenue Recognition

The Company records sales revenue at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on written customer instructions. In 1999, one customer represented 40% of the Company's sales. In 1998, two customers accounted for 17% and 13% of the Company's sales. In 1997, one customer accounted for 38% of the Company's sales.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of highly liquid short-term investments with original maturities of 90 days or less and are recorded at cost, which approximates market value.

Inventories

Inventories, consisting of material, labor and overhead, are stated at the lower of first-in, first-out cost or market. Inventories were as follows (in thousands):

                                 December 31, 1999  December 25, 1998
                                 -----------------  -----------------
            Raw materials           $6,404             $1,682
            Finished goods             937                351
            Work in process          1,997                 55
                                    ------             ------
                                    $9,338             $2,088
                                    ======             ======


Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over the estimated useful lives.

Property and equipment consisted of the following (in thousands):

                                           December 31, December 25,
                                              1999          1998       Lives
                                           -----------  -----------    -----
Manufacturing equipment                     $ 44,830     $ 23,581     7 years
Office equipment                               4,492        2,100     5-7 years
Land, building and leasehold improvements      6,084        1,412     4-35 years
Vehicles                                          58           55     5 years
                                            --------     --------
                                              55,464       27,148
Less- Accumulated depreciation and
    amortization                             (14,822)      (8,223)
                                            --------     --------
Property and equipment, net                 $ 40,642     $ 18,925
                                            ========     ========

Goodwill

The Company has classified as goodwill cost in excess of fair value of the underlying net assets acquired in connection with the acquisitions described in
Note 3. Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization was $195,000 and $121,000 at December 31, 1999 and December 25, 1998, respectively.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate state and foreign returns. Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on income tax rates in effect at the balance sheet date.

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

Foreign Currency Translation

Zomax converts assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet date and records translation adjustments in shareholders' equity in the consolidated balance sheets. Income statements of foreign operations are translated from the operations' functional currency to U.S. dollar equivalents at the exchange rate on the transaction dates. Foreign exchange transaction gains and losses are reported in other income (expense), net.

Comprehensive Income

On December 26, 1998, Zomax adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income is reported on the consolidated statement of shareholders' equity.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

3.   Acquisitions:

In January 1999, the Company acquired the businesses and certain net assets of Kao Corporation (Kao) in the United States, Canada, Ireland and Germany. The purchase price for the business, net assets and net working capital acquired was $37,500,000 in cash, plus transaction costs. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values. Kao's results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition.

Pro forma consolidated results of operations as if the acquisition had taken place at the beginning of 1998 are shown below (in thousands, except for per share data):

                                                    Year Ended
                                                 December 25, 1998
                                                 -----------------
            Net sales                               $274,714
            Net income                                 8,585

            Earnings per share-
               Basic                                    0.67
               Diluted                                  0.64

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

Net sales and pro forma net income (pro forma for the effect of income taxes) for the year ended December 26, 1997 were as follows (in thousands):

                                                 The Acquired
                                         Zomax     Companies
                                        -------   ----------
              Net sales                 $37,907     $9,970
              Net income                  2,307        821

On May 1, 1997, the Company acquired all of the outstanding shares of Trotter Technologies, Inc. (Trotter). The purchase price of Trotter was $712,000, payable in cash and 59,268 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values. This treatment resulted in approximately $1,200,000 of cost in excess of net assets acquired (which has been recorded as goodwill in the accompanying consolidated financial statements). Trotter's results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition. Trotter was a return merchandise processing, warehousing and distribution company based in San Jose, California, servicing the software publishing market.

On March 31, 1997, the Company acquired all of the outstanding shares of Benchmark, Inc. (Benchmark) for no initial consideration; however, the Company agreed to pay additional consideration based on revenues of Benchmark during 1997. Such levels were not met; therefore, no additional consideration was paid. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values. Benchmark's results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition. Benchmark was a software replicator located in Plymouth, Minnesota, and Indianapolis, Indiana.

Investment in Unconsolidated Entity

On October 2, 1998, the Company acquired 4,310,345 shares of the common stock of Chumbo Holdings Corporation (Chumbo) in exchange for $5,000,000 in cash. In addition, the Company granted warrants to certain shareholders of Chumbo to purchase 200,000 shares of the Company's common stock at a price of $10.00 per share. The warrants were immediately exercisable for a period of three years. At the time of the investment, the Company owned approximately one-third of the outstanding equity of Chumbo, which is accounted for using the equity method of accounting. As part of the agreement, Zomax has access to Chumbo's proprietary Internet software to service customers of the Company. The Company's chief executive officer (CEO) served as Chumbo's CEO until August 27, 1999, and in recognition of his additional duties and responsibilities, received warrants to purchase Chumbo's common stock.

In December 1999, Chumbo sold additional equity in a private round of financing. The Company recognized a gain on Chumbo's issuance of additional equity in the amount of $3,685,000, representing the increase in the Company's share of Chumbo's net assets after the transaction. As of December 31, 1999, the Company now owns 25.2% of Chumbo. The Company recognized a loss of $1,890,000 and $370,000 in 1999 and 1998, respectively, representing its share of Chumbo's net loss and amortization of the purchase price in excess of the underlying fair value of net assets acquired.

Chumbo conducts its operations through two wholly owned subsidiaries, Chumbo.com, Inc. and Point Group Corporation. Chumbo.com, Inc. has developed proprietary software for Internet commerce and operates a website
(http/www.chumbo.com) selling computer software over the Internet. Point Group Corporation is a licensee and reseller of computer software.

Sales by the Company to the Point Group Corporation totaled $1,156,000, $1,213,000 and $907,000 in 1999, 1998 and 1997, respectively.

4.   Credit Facilities and Long-Term Notes Payable:

On January 7, 1999, the Company entered into a $15,000,000 term loan facility which was used to finance the purchase of the businesses and net assets of Kao. A $25,000,000 revolving line of credit facility was also established. The term loan facility requires quarterly principal payments of $750,000 on a straight-line amortization schedule. The interest rate is at the lower of prime plus .75% or LIBOR rate plus 2.25%. The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates of prime plus .5% or LIBOR plus 2.0%. Both facilities have five-year terms and contain certain financial covenants. The Company was in compliance with the covenants as of December 31, 1999.

The amount outstanding on the term loan facility at December 31, 1999 was $12,750,000. The Company had no borrowings outstanding under the revolving line-of-credit facility at December 31, 1999.

The Company also has several installment notes, with monthly installments payable through November 2001, at interest rates ranging from 8.1% to 9.7%. The notes are collateralized by certain equipment. Amounts outstanding as of December 31, 1999 and December 25, 1998 were $1,843,000 and $3,127,000, respectively.

Future scheduled maturities of long-term debt are as follows as of December 31, 1999 (in thousands):

            2000                                                 $ 3,990
            2001                                                   3,802
            2002                                                   3,023
            2003                                                   3,023
            2004                                                     755
                                                                 -------
            Total                                                 14,593
            Less- Current portion                                 (3,990)
                                                                 -------
            Long-term notes payable, net of current portion      $10,603
                                                                 =======

5.   Shareholders' Equity:

In connection with an initial public stock offering in May 1996, the underwriter purchased, for a nominal purchase price, warrants to purchase 280,000 shares of common stock at a price of $4.05 per share. The warrants are exercisable for a period of four years, commencing one year from the offering date. As of December 31, 1999, warrants to purchase 9,368 shares remain outstanding.

On May 21, 1998, the Company completed the sale of 3,200,000 shares of common stock in a secondary public offering. On June 8, 1998, the underwriters exercised an overallotment option and purchased an additional 600,000 shares. The Company received proceeds from the offering, net of issuance costs, of $29,729,000.

Effective August 11, 1999, the Company's Board of Directors approved a 2-for-1 stock split effected as a stock dividend to shareholders. All per share and share outstanding data in the consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect the stock split.

6.   Stock Plans:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Employee Plan) which enables employees to contribute up to 10% of their compensation toward the purchase of the Company's common stock at a price equal to 85% of fair market value. A total of 500,000 shares have been reserved for issuance under this plan. Shares issued in 1999, 1998 and 1997 were 93,194, 15,900 and 13,094, respectively.

Stock Option Plan

The Company has a 1996 Stock Option Plan (the Plan) to provide for the granting of stock options to employees, officers, directors and independent consultants of the Company at exercise prices not less than 100% of the fair market value of the Company's common stock on the date of grant. The authorized number of shares reserved for issuance totaled 2,600,000, of which 227,800 remained available for grant at December 31, 1999. These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire ten years after the grant date. During 1999, the Company also issued nonqualified stock options for the purchase of 170,000 shares of common stock. These options were issued at the fair market value of the Company's stock on the date of grant and vest over five years.

Information regarding the options are summarized below (shares in thousands):

                                              1999                    1998                      1997
                                                   Weighted                Weighted                  Weighted
                                                   Average                 Average                   Average
                                                   Exercise                Exercise                  Exercise
                                       Shares       Price      Shares       Price        Shares        Price
                                      ------       --------   ------       --------      ------      --------
Options outstanding,
   beginning of year                   2,312       $   3.95    1,310       $   3.22         720      $   3.40
      Granted                            371           9.91    1,172           5.21         590          2.87
      Exercised                         (886)          3.84      (52)          3.41        --         --
      Canceled                          (192)          5.13     (118)          4.23        --         --
                                      ------       --------   ------       --------      ------      --------
Options outstanding, end of year       1,605       $   5.26    2,312       $   3.95       1,310      $   3.22
                                      ======       ========   ======       ========      ======      ========

Options exercisable, end of year         129       $   4.98      538       $   3.43         302      $   3.36
                                      ======       ========   ======       ========      ======      ========


Options outstanding at December 31, 1999 have exercise prices ranging from $2.25 to $27.19 to a weighted average remaining contractual life of 8.37 years.

The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Since options have been granted at not less than the market value on the date of grant, no compensation expense has been recognized for the stock options granted. Had the compensation cost of option grants been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income and earnings per share (EPS), on a pro forma basis, would have been reported as follows (in thousands, except per share data):

                                        1999           1998           1997
                                  ----------      ---------      ---------
        Net income:
           As reported            $   25,827      $   3,561      $   3,128
                                  ==========      =========      =========
           Pro forma              $   23,030      $   2,775      $   2,615
                                  ==========      =========      =========

        EPS:
           Basic                  $     1.74      $    0.28      $    0.30
                                  ==========      =========      =========
           Diluted                $     1.58      $    0.26      $    0.29
                                  ==========      =========      =========

        Pro forma EPS:
           Basic                  $     1.55      $    0.22      $    0.25
                                  ==========      =========      =========
           Diluted                $     1.41      $    0.21      $    0.24
                                  ==========      =========      =========


In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

                                            1999           1998          1997
                                          --------       --------     --------
  Risk-free interest rate                   5.48%          5.23%         6.72%
  Expected life of options granted        10 years       10 years      10 years
  Expected volatility of options
     granted                               82.67%         74.58%        50.23%
  Weighted average fair value of
     options granted                       $8.71          $7.88         $4.47

7.   Income Taxes:

Prior to the acquisitions described in Note 3, the Acquired Companies operated as nontaxable entities. A pro forma income tax provision has been established as if they were taxable entities for all periods presented.

The provision for income taxes (pro forma in 1998 and 1997) for the Company was as follows (in thousands):

                                           1999        1998        1997
                                           -------      ------     ------
            Current taxes payable:
               Federal                     $ 7,661      $2,493     $2,196
               State                           834         350        185
               Foreign                       3,333          10          -
                                           -------      ------     ------

                                            11,828       2,853      2,381
            Deferred                           149        (273)      (291)
                                           -------      ------     ------
                     Total provision       $11,977      $2,580     $2,090
                                           =======      ======     ======


A reconciliation of the statutory federal income tax rate to the Company's pro forma effective income tax rate is as follows:

                                                      1999      1998       1997
                                                     ------    ------     ------
        Statutory federal income tax rate             34.0%     34.0%      34.0%
        State income taxes, net of federal
           income tax benefit                          1.6       6.0        5.0
        Nondeductible loss in unconsolidated entity    1.7       1.9        -
        Foreign tax effect                            (8.3)      -          -
        Other                                          2.7       0.1        1.1
                                                     ------    ------     ------
                 Effective income tax rate            31.7%     42.0%      40.1%
                                                     ======    ======     ======

The components of the deferred tax asset (liability) were as follows:

                                                       December 31, December 25,
                                                           1999         1998
                                                       -----------  -----------
Current:
   Accounts receivable reserves                           $   698      $   760
   Inventory reserves                                         450          126
   Accrued liabilities                                        751          539
   Foreign net operating loss carryforward                  1,000         --
                                                       -----------  -----------

               Total current deferred tax asset           $ 2,899      $ 1,425
                                                       ===========  ===========

Long-term:
   Long-lived assets                                      $(1,159)     $(1,010)
   Gain on unconsolidated entity stock sale                (1,474)        --
                                                       -----------  -----------

               Total long-term deferred tax liability     $(2,633)     $(1,010)
                                                       ===========  ===========


8.   Related-Party Transactions:

Operating Lease

The Company leases one of its manufacturing and office facilities from a partnership which is majority owned by a significant shareholder and director of the Company. The Company believes the terms are equivalent to those that would be paid on an arm's-length transaction. Lease payments for 1999, 1998 and 1997 totaled $719,000, $775,000 and $600,000, respectively.

Manufacturing Agreement

In connection with the acquisition of certain manufacturing operations of Metacom Inc. (Metacom, a shareholder of the Company), Metacom and the Company entered into a manufacturing agreement (the Agreement) whereby Metacom must purchase minimum quantities of audio cassettes and CDs from the Company under normal trade terms. In 1997 and 1996 Metacom did not fulfill its purchase commitments. As a result of the 1996 shortfall, the Company and Metacom agreed to allow Metacom to make up the shortfall during 1997 in exchange for a contract extension until 2000. This contract extension specifies that Metacom is to purchase all of its supply of CDs and audio cassettes exclusively from the Company under normal trade terms with no minimum quantities required.

As a result of the 1997 shortfall, Metacom agreed to pay the Company $350,000 under a payment schedule through 1999. Revenue is recognized as payments are received. As of December 31, 1999, the obligation has been paid in full.

Metacom purchases in 1999, 1998 and 1997 totaled $461,000, $411,000, and $1,209,000 respectively.

9.   Commitments and Contingencies:

Operating Leases

The Company is committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities. Future minimum lease obligations are as follows as of December 31, 1999 (in thousands):

            2000                                            $ 6,182
            2001                                              5,500
            2002                                              3,855
            2003                                              2,120
            2004                                              2,120
            Thereafter                                       23,610

Ireland Employment Grants

The Company and the Ireland businesses acquired have received employment grants from the Ireland Development Authority (IDA) totaling $2,962,000 during the period from 1995 through 1999. These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years. The receipt of future grant installments will extend this period of contingent repayment to five years from the date of the last receipt. Termination of any number of these positions within a five-year period would result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created.

401(k) Plan

The Company has a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed one year of service with the Company. During 1999 and 1998, the Company's discretionary contributions totaled $252,000 and $70,000, respectively. There were no contributions made during 1997.

Litigation

The Company is involved in various claims arising in the normal course of business. In management's opinion, the final resolution of these claims should not have a material adverse effect on the Company's financial position or the results of its operations.

10.  Quarterly Financial Data (Unaudited):

The Company's results of operations for each of the quarters in the years ended December 31, 1999 and December 25, 1998 reflect the pro forma effect of providing a provision for income taxes for all consolidated companies as if they were taxable entities for all periods presented. The pro forma EPS information also reflects the effects of the shares issued in connection with the acquisition of the Acquired Companies. Unaudited quarterly data is as follows (in thousands, except per share data):

                                          Quarters Ended
                   ------------------------------------------------------------
                   March 26        June 25        September 24      December 31
                   --------       ---------         --------         --------
       1999

Sales               $48,235         $55,140          $61,603          $64,283
Gross profit         12,036          17,524           20,558           23,798
Net income            1,968           4,918            7,453           11,488
Basic EPS               .14             .34              .50              .75
Diluted EPS             .12             .30              .45              .69

                                          Quarters Ended
                   ------------------------------------------------------------
                   March 27        June 26        September 25      December 25
                   --------       ---------         --------         --------
       1998

Sales               $14,233         $14,546          $14,832          $17,463
Gross profit          4,294           3,924            3,523            5,063
Net income              748             932              819            1,062
Basic EPS              0.07            0.08             0.06             0.07
Diluted EPS            0.07            0.07             0.05             0.07

11. Industry Segment and Operations by Geographic Areas:

The Company operates predominantly in one industry segment. Previous to 1999, the Company operated predominantly in the United States. The geographic distributions of the Company's identifiable assets, operating income and revenues for 1999 are summarized as follows (in thousands):

            Total revenues:
               United States                                       $160,064
               Europe                                                67,759
               Canada                                                17,560
            Less- Intergeographic revenues                          (16,122)
                                                                   --------
                                                                   $229,261
                                                                   ========

            Operating income:
               United States                                       $ 28,202
               Europe                                                12,670
               Canada                                                 4,440
            Less- Corporate, interest and other income
                   (expense) and eliminations                        (9,818)
                                                                   --------
                                                                   $ 35,494
                                                                   ========

            Assets:
               United States                                         47,125
               Europe                                                34,773
               Canada                                                12,921
                                                                   --------
            Total identifiable assets                                94,819

            Corporate assets and eliminations                        47,485
                                                                   --------
                           Total assets                            $142,304
                                                                   ========

            Capital expenditures:
               United States                                       $  5,885
               Europe                                                 5,660
               Canada                                                   418
                                                                   --------
                                                                   $ 11,963
                                                                   ========

            Depreciation and amortization:
               United States                                       $  6,455
               Europe                                                 1,269
               Canada                                                   246
                                                                   --------
                                                                   $  7,970
                                                                   ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Zomax Incorporated incorporated by reference in this Form 10-K and have issued our report dated January 24, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       /s/ ARTHUR ANDERSEN LLP




Minneapolis, Minnesota,
   January 24, 2000

Zomax Incorporated
Schedule II       Valuation and Qualifying Accounts


                                           Balance at       Charges to
                                          beginning of       costs and       Charged to       Write-offs,    Balance at end
                 Description                 period          expenses      other accounts       net of          of period
                                                                                              recoveries
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

Allowance for doubtful accounts:

    For the year ended December 31, 1999    $2,035,000       $1,953,000          $0           ($1,343,000)       $2,645,000

    For the year ended December 25, 1998      $881,000       $1,149,000          $0                $5,000        $2,035,000

    For the year ended December 26, 1997      $531,000         $425,000          $0              ($75,000)         $881,000


                               ZOMAX INCORPORATED
                           EXHIBIT INDEX TO FORM 10-K

For the fiscal year ended:                                   Commission File No.
December 31, 1999                                                   0-28426

Exhibit
Number   Description
-------  ------------

2.1 Stock Purchase Agreement dated October 2, 1998 by and among the Company, Chumbo Holdings Corporation and the shareholders of Chumbo Holdings Corporation. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Stock Purchase Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules. (4)

2.2 Asset Purchase and Sale Agreement dated November 28, 1998 by and among the Company and Kao Infosystems Company. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Asset Purchase and Sale Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules. (3)

2.3 Asset Purchase and Sale Agreement dated November 28, 1998 by and among Zomax Canada Company and Kao Infosystems Canada, Inc. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Asset Purchase and Sale Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules. (3)

2.4 Share Purchase and Sale Agreement dated November 28, 1998 by and among Primary Marketing Group Limited and Kao Corporation. (3)

3.1 Articles of Incorporation as amended (Incorporated by reference to Exhibit 3.1 to Quarterly report on Form 10-Q for quarter ended March 26, 1999).

3.2      Bylaws (1)

4.1      Form of Stock Certificate (1)

4.2      Articles of Incorporation (See Exhibit 3.1)

4.3      Bylaws (See Exhibit 3.2)

4.4      Form of Representative Warrant (1)

10.1* 1996 Stock Option Plan, as amended through January 19, 2000, and Forms of Incentive and Non-qualified Stock Option Agreements**

10.2     1996 Employee Stock Purchase Plan (1)**

10.3 Manufacturing Agreement between the Company and Metacom, Inc. dated January 1, 1995, as amended January 31, 1997 (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1, SEC File No. 333-2430, and Exhibit 10.15 to Annual Report on Form 10-KSB for the year ended December 27, 1996).

10.4 Lease between the Company and Nathan Lane Partnership, LLP dated January 1, 1995, as amended October 28, 1997 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, SEC File No. 333-2430 and Exhibit 10.15 to Annual Report on Form 10-KSB for the year ended December 26, 1997). (1)

10.5*    Employment Agreement with James T. Anderson dated January 1, 1999.**

10.6 License Agreement with U.S. Phillips Corporation effective January 1, 1996 (Incorporated by reference to Exhibit 10.7 to Registration Statement on form S-1, SEC File No. 333-2430).

10.7 License Agreement with Discovision Associates dated January 1, 1994 (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1, SEC File No. 333-2430).

10.8 Revolving Credit and Term Loan Agreement between the Company and Marquette Capital Bank dated December 31, 1995, as amended April 30, 1997 (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, SEC File No. 333-2430, and Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 27, 1997).

10.9 Lease between the Company and Chaboya Ranch dated June 5, 1997 (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 28, 1997).

10.10 Credit Agreement dated as of January 6, 1999 among the Company, Certain Lenders and General Electric Capital Corporation. (3)

10.11 Credit Agreement dated as of January 6, 1999 among Zomax Canada Company, Certain Lenders and General Electric Capital Canada Inc. (3)

21.1 Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 25, 1998)

23*      Consent of Arthur Andersen LLP

24*      Power of Attorney (included on signature page of this report)

27*      Financial Data Schedule (included in electronic version only)

*        Filed herewith.
**       Management agreement or compensatory plan or arrangement.
(1) Incorporated by reference to the corresponding exhibit numbers to Form S-1 Registration Statement, SEC File No. 333-2430.
(2) Incorporated by reference to the corresponding exhibit numbers to Form 10-Q for quarter ended June 26, 1998.
(3) Incorporated by reference to exhibits to Current Report on Form 8-K/A-1 dated January 7, 1999.
(4) Incorporated by reference to Exhibit 2.1 Current Report on Form 8-K dated October 2, 1998.