Form 10-Q
period 2000-03-31
ZOMAX INC /MN/
filed 2000-05-15
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2000

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

               Registrant's telephone number, including area code:
                                 (763) 553-9300


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes (x)           No (  )



As of April 27, 2000, the issuer had 15,903,561 shares of Common Stock, no par value, outstanding.

                                   PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                         ZOMAX INCORPORATED
                                    Consolidated Balance Sheets
                                           (In Thousands)

                       ASSETS                                       Mar. 31, 2000     Dec. 31, 1999
                                                                     (Unaudited)
                                                                   ----------------   ---------------
Current Assets:
   Cash and cash equivalents                                              $ 44,897          $ 51,128
   Accounts receivable, net of allowance for doubtful
      accounts of $ 2,569 and $2,645                                        36,266            28,291
   Inventories                                                               8,355             9,338
   Deferred income taxes                                                     2,594             2,899
   Prepaid and other expenses                                                3,925             2,448
                                                                   ----------------   ---------------
           Total current assets                                             96,037            94,104

Property and equipment, net of accumulated depreciation                     38,952            40,642
      of $17,132 and $14,822
Investments in unconsolidated entity                                         5,892             6,447
Goodwill and other assets, net                                               1,086             1,111
                                                                   ----------------   ---------------
                                                                         $ 141,967         $ 142,304
                                                                   ================   ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable                                        $ 4,008           $ 3,990
   Accounts payable                                                         16,690            18,768
   Accrued expenses:
      Accrued royalties                                                      6,089             4,083
      Accrued compensation                                                   4,171            11,768
      Other                                                                  5,814             6,342
   Income taxes payable                                                        431             1,687
                                                                   ----------------   ---------------
           Total current liabilities                                        37,203            46,638

Notes payable, net of current portion                                        9,608            10,603
Deferred income taxes                                                        2,633             2,633
Shareholders' Equity:
   Common stock, no par value, 20,000 authorized                            56,549            51,953
       shares, 15,901 and 15,483 shares issued
       and outstanding
   Retained earnings                                                        39,628            33,234
   Other comprehensive income (loss)                                        (3,654)           (2,757)
                                                                   ----------------   ---------------
           Total shareholders' equity                                       92,523            82,430
                                                                   ----------------   ---------------

                                                                         $ 141,967         $ 142,304
                                                                   ================   ===============

The accompanying notes are an integral part of these consolidated balance sheets.

                               ZOMAX INCORPORATED
                      Consolidated Statements Of Operations
                                   (Unaudited)
                    (In thousands, except for Per Share Data)

                                                        Three Months Ended
                                                     Mar. 31,       Mar. 26,
                                                       2000           1999
                                                     --------       --------
      Sales                                          $ 57,359       $ 48,235
      Cost of Sales                                    38,673         36,200
                                                     --------       --------
              Gross Profit                             18,686         12,035
      Selling, General and
               Administrative Expenses                  8,679          8,554
                                                     --------       --------
              Operating Income                         10,007          3,481
      Equity in losses of unconsolidated entity          (555)          (406)
      Interest Expense                                   (288)          (363)
      Interest Income                                     651             72
      Other income (expense), net                        (111)            (3)
                                                     --------       --------
              Income Before Income Taxes                9,704          2,781

      Provision for Income Taxes                        3,310            813
                                                     --------       --------

      Net Income                                     $  6,394       $  1,968
                                                     ========       ========

      Earnings Per Share
        Basic                                        $   0.40       $   0.14
                                                     ========       ========
        Diluted                                      $   0.38       $   0.12
                                                     ========       ========

      Weighted Average Number of
             Shares Outstanding
        Basic                                          15,801         14,511
                                                     ========       ========
        Diluted                                        16,907         15,789
                                                     ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                               ZOMAX INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                    For the three months ended
                                                                     March 31,      March 26,
                                                                       2000           1999
                                                                     --------       --------
Operating Activities:
    Net income                                                       $  6,394       $  1,968
    Adjustments to reconcile net income to net
          cash provided by operating activities-
        Depreciation and amortization                                   2,330          1,854
        Equity in losses of unconsolidated entity                         555            406
        Changes in operating assets and liabilities:
           Accounts receivable                                         (8,287)         4,227
           Inventories                                                    910            417
           Prepaid expenses and deposits                               (1,507)          (609)
           Accounts payable                                            (1,743)         9,724
           Accrued expenses                                            (5,940)        (5,473)
           Income taxes payable                                         1,468            193
                                                                     --------       --------

               Net cash provided (used) by operating activities        (5,820)        12,707
                                                                     --------       --------

Investing Activities:
   Purchase of property and equipment                                  (1,002)        (1,207)
   Acquisitions, net of cash acquired                                    --          (39,500)
   Change in other assets                                                   4          1,099
                                                                     --------       --------

               Net cash used in investing activities                     (998)       (39,608)
                                                                     --------       --------

Financing Activities:
    Issuance of common stock                                            2,196            128
    Proceeds from notes payable                                          --           15,000
    Repayment of notes payable                                           (969)          (458)
                                                                     --------       --------
               Net cash provided by financing activities                1,227         14,670
                                                                     --------       --------

Effect of exchange rate changes on cash and cash equivalents             (640)          (176)
                                                                     --------       --------

               Net increase (decrease) in cash                         (6,231)       (12,407)

Cash and Cash Equivalents:
   Beginning of period                                                 51,128         25,621
                                                                     --------       --------
   End of period                                                     $ 44,897       $ 13,214
                                                                     ========       ========

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                            $    288       $    363
                                                                     ========       ========
   Cash paid for income taxes                                        $  1,861       $    604
                                                                     ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                               Zomax Incorporated
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying interim financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented. Due principally to the seasonal nature of some of the Company's business, results may not be indicative of results for a full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

         Zomax Incorporated (Zomax or the Company) is a leading international outsource provider of process management services. The Company's fully integrated services include "front-end" E-commerce support; call center and customer support solutions; DVD authoring services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; assembly; packaging; warehousing; distribution and fulfillment; and returned merchandise authorization (RMA) processing.

2.       Recently Issued Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

3.       Stock Split

         The Company's Board of Directors authorized a two-for-one split of its common stock to be effected as a 100% stock dividend payable on August 11, 1999, to stockholders of record at the close of business on July 30, 1999. All share and per share amounts have been restated for both 1999 and 2000 in the accompanying financial statements.

         On April 19, 2000, the Company announced that its Board of Directors authorized a second two-for-one split of its common stock to be effected as a 100% stock dividend payable on May 8, 2000 to stockholders of record at the close of business on April 27, 2000.

4.       Industry Segment and Operations by Geographic Areas

         The Company operates in one industry segment. The geographic distributions of the Company's identifiable assets, operating income and revenues for the periods ended March 31, 2000 and March 26, 1999 are summarized as follows (in thousands):

                                                   March 31, 2000 March 26, 1999
                                                   -------------- --------------
Total revenues:
              United States                          $  41,713       $  32,887
              Europe                                    15,106          16,966
              Canada                                     5,904           3,116
Less - Intergeographic revenues                         (5,364)         (4,734)
                                                     ---------       ---------
                                                     $  57,359       $  48,235
                                                     =========       =========

Operating income:
              United States                          $   8,653       $   3,285
              Europe                                     2,909           1,743
              Canada                                     1,474
                                                                           921
Less - Corporate, interest, and
    other income (expense) and eliminations             (3,029)         (2,468)
                                                     ---------       ---------
                                                     $  10,007       $   3,481
                                                     =========       =========
Assets:
              United States                          $  52,034       $  63,117
              Europe                                    39,017          24,997
              Canada                                    12,566          10,769
                                                     ---------       ---------
Total identifiable assets                              103,617          98,883
Corporate assets and eliminations                       38,350           7,690
                                                     ---------       ---------
                                                     $ 141,967       $ 106,573
                                                     =========       =========

Capital expenditures:
              United States                          $     688       $   1,028
              Europe                                       284
                                                                           127
              Canada                                        30
                                                                            52
                                                     ---------       ---------
                                                     $   1,002       $   1,207
                                                     =========       =========

Depreciation and amortization:
              United States                          $   1,688       $   1,483
              Europe                                       432             205
              Canada                                       210
                                                                           166
                                                     ---------       ---------
                                                     $   2,330       $   1,854
                                                     =========       =========

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

Results of Operations

         For the Thirteen Weeks Ended March 31, 2000 and March 26, 1999

         Sales. The Company's sales were $57.4 million for the first quarter of 2000, an increase of 19%, from $48.2 million in the first quarter of 1999. The increase in sales came from both existing and new customers. The increase in total sales resulted from a 56% increase in CD and DVD related sales and a 2% increase from the customer contact centers. These increases were partially offset by a 76% decrease in diskette, audiocassette and RMA sales. Such sales represent 3% of total sales.

         Cost of sales. Cost of sales as a percentage of sales was 67.4% and 75.0% for the first quarter of 2000 and 1999, respectively. The decrease in the cost of sales percentage was due to an increase in CD manufacturing utilization rates across all sites and a reduction in the amount of CD outsourcing quantities. In addition, the Company implemented certain operating and financial controls in the Kao acquired sites since the first quarter of 1999.

         Selling, general and administrative expense. Selling, general and administrative expenses as a percentage of sales were 15.1% for the first quarter of 2000 and 17.7% for the first quarter of 1999. Selling, general and administrative expenses increased $125,000 in the first quarter of 2000 as compared to 1999. Selling, general and administrative expenses have decreased as a percentage of sales in 2000 as the Company has achieved greater operational efficiencies.

         Equity in losses of unconsolidated entity. The Company owns an equity interest in Chumbo Holdings Corporation, an Internet based reseller of software. The Company accounts for this investment using the equity method accounting and, accordingly, recognized a loss of $555,000 in the first quarter of 2000 and a loss of $406,000 in the first quarter of 1999, representing its share of the Chumbo net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

         Interest income and expense. Interest income was $651,000 and $72,000 for the first quarter of 2000 and 1999, respectively. Interest expense was $288,000 and $363,000 for the first quarter of 2000 and 1999, respectively. Interest income increased with the increase in cash balances and an increase in interest rates. Interest expense decreased as a result of lower outstanding loan balances offset by an increase in interest rates.

         Other expenses, net. In 2000, other expense consists of foreign currency losses.

         Provision for income taxes. The effective income tax rate for the first quarter of 2000 was 34.1% as compared to 29.2% for the first quarter of 1999. The increase in the effective income tax rate in 2000 is due to an increase in U.S. based income, which is impacted by a higher tax rate.

         Net income. Net income for the first quarter of 2000 was $6.4 million, an increase of 225% from net income of $2.0 million in 1999. Diluted earnings per share was $.38 for the first quarter of 2000, an increase of 217% from diluted earnings per share of $.12 in first quarter of 1999.

Liquidity and Capital Resources

         As of March 31, 2000, the Company had working capital of $58.8 million, compared to working capital of $47.5 million as of December 31, 1999. As of March 31, 2000, the Company had cash totaling $44.9 million.

         Cash used in operating activities for the first three months of 2000 was $5.8 million compared to cash generated of $12.7 million during the first three months of 1999. The decrease in operating cash flow is primarily due to the timing of receipts and disbursements on normal operating activities.

         Cash used in investing activities during the first three months of 2000 was $998,000 compared to $39.6 million in the first three months of 1999. In 1999, the Company used $39.5 million to purchase the businesses and net assets of Kao Corporation

         In 1999, the Company financed a portion of the Kao acquisition with the proceeds of a $15.0 million term loan facility. During the first three months of 2000, the Company repaid notes payable totaling $969,000 as compared to $458,000 in the first quarter of 1999.

         As of March 31, 2000, the Company had a revolving line of credit facility for up to $25.0 million of borrowings. Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at March 31, 2000.

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

Euro Currency Conversion

         On January 1, 1999, 11 of the 15 member countries of the European Union, including Ireland and Germany, adopted the "Euro" as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. From January 1, 2002, each of the participating countries is scheduled to maintain its national ("legacy") currency as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. The Company's foreign operating subsidiaries effected by the Euro conversion are evaluating the business issues raised, including the competitive impact of cross-border price transparency. The Company does not anticipate any significant near-term business ramifications; however, long-term implications such as the Euro currency conversion's effect on accounting, treasury and computer systems are under review.

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

Outlook

         The statements contained in this Outlook section and elsewhere in this Form 10-Q are based on current expectations. These statements are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, sales efforts and cash requirements. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including among others those identified below.

         The Company believes the total number of CDs sold worldwide will continue to grow in 2000. 2000 unit prices for CDs and services are expected to remain somewhat consistent, although downward pricing pressure exists. The Company believes it has the personnel, strategies and financial strength in place to support the expected increase in sales growth with a minimum increase in salaried personnel. However, increases in the Company's sales and its ability to be a leader in the industry depends on its ability to manage industry changes as well as its own growth and organizational changes.

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

         The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Currency. A portion of the Company's operations are located in foreign jurisdictions including Ireland, Canada and Germany. The Company's financial results could be significantly affected by factors such as changes in foreign currency or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies.

         Foreign currency gains and losses are reflected in the Company's financial statements. The net exchange loss was $111,000 for the first quarter ended March 31, 2000. The Company anticipates it will incur exchange gains and losses from foreign operations in the future. During the first quarter of 2000, the U.S. dollar strengthened against the participating Euro currencies. A stronger U.S. dollar generally has a negative impact on non-U.S. results because foreign currency denominated earnings translate into fewer U.S. dollars. A weaker U.S. dollar generally has a positive translation effect. In the first quarter of 2000, the stronger U.S. dollar reduced translated net sales and net income by $221,000 and $40,000, respectively.

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


                             ZOMAX INCORPORATED


Date:  May 12, 2000          By:  /s/ James T. Anderson
                                  James T. Anderson, Chairman  and Chief
                                  Executive Officer (principal executive
                                  officer)


                             By:  /s/ James E. Flaherty
                                  James E. Flaherty Chief Financial Officer
                                  (principal financial and accounting officer)

                               Zomax Incorporated
                           Form 10-Q Quarterly Report
                      For the Quarter Ended March 31, 2000

                                  EXHIBIT INDEX



Exhibit
Number   Item


27                Financial Data Schedule (included in electronic version only)