Form 10-Q
period 2000-06-30
ZOMAX INC /MN/
filed 2000-08-08
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000

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

                                  Yes (x)           No (  )



As of July 31, 2000, the issuer had 31,962,702 shares of Common Stock, no par value, outstanding.

                           PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                ZOMAX INCORPORATED
                            Consolidated Balance Sheets
                                  (In Thousands)

                       ASSETS                           Jun. 30, 2000  Dec. 31, 1999
                                                        (Unaudited)
                                                       --------------  -------------
Current Assets:
   Cash and cash equivalents                                $ 62,767       $ 51,128
   Accounts receivable, net of allowance for doubtful
      accounts of $ 2,827 and $2,645                          28,896         28,291
   Inventories                                                 8,708          9,338
   Deferred income taxes                                       2,205          2,899
   Prepaid and other expenses                                  4,709          2,448
                                                       --------------  -------------
           Total current assets                              107,285         94,104

Property and equipment, net of accumulated depreciation       38,234         40,642
      of $20,610 and $14,822
Investments in unconsolidated entity                           5,634          6,447
Goodwill and other assets, net                                 1,086          1,111
                                                       --------------  -------------
                                                           $ 152,239      $ 142,304
                                                       ==============  =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable                          $ 4,021        $ 3,990
   Accounts payable                                           14,260         18,768
   Accrued expenses:
      Accrued royalties                                        6,984          4,083
      Accrued compensation                                     6,367         11,768
      Other                                                    4,994          6,342
   Income taxes payable                                          409          1,687
                                                       --------------  -------------
           Total current liabilities                          37,035         46,638

Notes payable, net of current portion                          8,571         10,603
Deferred income taxes                                          2,633          2,633
Shareholders' Equity:
   Common stock, no par value, 100,000 authorized             60,324         51,953
       shares, 31,897 and 30,966 shares issued
       and outstanding
   Retained earnings                                          47,426         33,234
   Other comprehensive income (loss)                          (3,750)        (2,757)
                                                       --------------  -------------
           Total shareholders' equity                        104,000         82,430
                                                       --------------  -------------

                                                           $ 152,239      $ 142,304
                                                       ==============  =============

The accompanying notes are an integral part of these consolidated balance sheets.

                               ZOMAX INCORPORATED
                      Consolidated Statements Of Operations
                                   (Unaudited)
                    (In thousands, except for Per Share Data)

                                                       Three Months Ended              Six Months Ended
                                                   -------------------------       -------------------------
                                                    Jun. 30         Jun. 25         Jun. 30         Jun. 25
                                                      2000            1999            2000           1999
                                                   ---------       ---------       ---------       ---------
    Sales                                          $  62,940       $  55,140       $ 120,299       $ 103,375
    Cost of Sales                                     42,660          37,616          81,333          73,815
                                                   ---------       ---------       ---------       ---------
            Gross Profit                              20,280          17,524          38,966          29,560
    Selling, General and
             Administrative Expenses                   8,543           9,662          17,222          18,220
                                                   ---------       ---------       ---------       ---------
            Operating Income                          11,737           7,862          21,744          11,340
    Equity in losses of unconsolidated entity           (258)           (428)           (813)           (833)
    Interest Expense                                    (289)           (282)           (577)           (645)
    Interest Income                                      774             185           1,426             257
    Other income (expense), net                          195            --                84            --
                                                   ---------       ---------       ---------       ---------
            Income Before Income Taxes                12,159           7,337          21,864          10,119

    Provision for Income Taxes                         4,362           2,419           7,672           3,232
                                                   ---------       ---------       ---------       ---------

    Net Income                                     $   7,797       $   4,918       $  14,192       $   6,887
                                                   =========       =========       =========       =========

    Earnings Per Share
      Basic                                        $    0.24       $    0.17       $    0.45       $    0.24
                                                   =========       =========       =========       =========
      Diluted                                      $    0.23       $    0.15       $    0.42       $    0.21
                                                   =========       =========       =========       =========

    Weighted average common
           shares outstanding                         31,846          29,108          31,724          29,064
      Dilutive effect of stock
          options and warrants                         1,996           3,684           2,098           3,120
                                                   ---------       ---------       ---------       ---------
    Weighted average common
          and diluted shares outstanding              33,842          32,792          33,822          32,184
                                                   =========       =========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                               ZOMAX INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                 For the six months ended
                                                                  June 30,       June 25,
                                                                    2000           1999
                                                                  --------       --------
Operating Activities:
     Net income                                                   $ 14,192       $  6,887
    Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                                4,608          3,800
        Equity in losses of unconsolidated entity                      813            833
        Deferred income taxes                                         --              (15)
        Changes in operating assets and liabilities:
           Accounts receivable                                        (839)         9,686
           Inventories                                                 536          1,310
           Prepaid expenses and deposits                            (2,300)          (444)
           Accounts payable                                         (4,124)         8,238
           Accrued expenses                                         (3,632)        (9,575)
           Income taxes payable                                      5,343          1,262
                                                                  --------       --------
               Net cash provided by operating activities            14,597         21,982
                                                                  --------       --------

Investing Activities:
   Purchase of property and equipment                               (2,681)        (2,220)
   Acquisitions, net of cash acquired                                 --          (39,500)
   Change in other assets                                              (16)           868
                                                                  --------       --------

               Net cash used in investing activities                (2,697)       (40,852)
                                                                  --------       --------

Financing Activities:
    Issuance of common stock                                         2,470            296
    Proceeds from notes payable                                       --           15,000
    Repayment of notes payable                                      (1,965)        (1,514)
                                                                  --------       --------
               Net cash provided by financing activities               505         13,782
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents          (766)          (180)
                                                                  --------       --------

               Net increase (decrease) in cash                      11,639         (5,268)

Cash and Cash Equivalents:
   Beginning of period                                              51,128         25,621
                                                                  --------       --------
   End of period                                                  $ 62,767       $ 20,353
                                                                  ========       ========

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                         $    548       $    645
                                                                  ========       ========
   Cash paid for income taxes                                     $  2,356       $  1,970
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

2.       Recently Issued Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

3.       Stock Splits

         The Company's Board of Directors authorized a two-for-one split of its common stock to be effected as a 100% stock dividend payable on August 11, 1999, to stockholders of record at the close of business on July 30, 1999. The Board of Directors authorized a second two-for-one split of its common stock to be effected as a 100% stock dividend payable on May 8, 2000 to stockholders of record at the close of business on April 27, 2000. All share and per share amounts have been restated for both 1999 and 2000 in the accompanying financial statements.

4.    Industry Segment and Operations by Geographic Areas

         The Company operates in one industry segment. The geographic distributions of the Company's identifiable assets, operating income and revenues for the six months ended June 30, 2000 and June 25, 1999 are summarized as follows (in thousands):

                                              June 30, 2000       June 25, 1999
                                                 ---------           ---------
Total revenues:
               United States                      $ 86,081            $ 69,522
               Europe                               31,926              32,853
               Canada                               10,866               7,779
Less - Intergeographic revenues                     (8,574)             (6,779)
                                                 ---------           ---------
                                                 $ 120,299           $ 103,375
                                                 =========           =========

Operating income:
               United States                      $ 18,051             $ 8,853
               Europe                                4,722               4,003
               Canada                                2,721               2,150
          Corporate and eliminations                (3,750)             (3,666)
                                                 ---------           ---------
                                                  $ 21,744            $ 11,340
                                                 =========           =========

Assets:
               United States                      $ 46,882            $ 51,160
               Europe                               39,657              25,311
               Canada                               12,868              10,224
                                                 ---------           ---------
Total identifiable assets                           99,407              86,695
Corporate assets and eliminations                   52,832              19,370
                                                 ---------           ---------
               Total Assets                      $ 152,239           $ 106,065
                                                 =========           =========

Capital expenditures:
               United States                       $ 2,005             $ 1,053
               Europe                                  398                 660
               Canada                                  278                 507
                                                 ---------           ---------
                                                   $ 2,681             $ 2,220
                                                 =========           =========

Depreciation and amortization
               United States                       $ 3,330             $ 2,901
               Europe                                  824                 565
               Canada                                  454                 334
                                                 ---------           ---------
                                                   $ 4,608             $ 3,800
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

Results of Operations

         Sales. The Company's sales were $62.9 million for the second quarter of 2000, an increase of 14%, from $55.1 million in the second quarter of 1999. For the six months ended June 2000, sales were $120.3 million, an increase of 16% from sales of $103.4 million for the first six months of 1999. The increase in six month sales resulted from a 20% increase in CD and DVD related sales and a 52% increase from the customer contact centers. These increases were partially offset by a 77% decrease in diskette, audiocassette and RMA sales. Such sales represent 2% of total sales for the six months ended June 2000.

         Cost of sales. Cost of sales as a percentage of sales was 67.8% and 68.2% for the second quarter of 2000 and 1999, respectively. For the first six months of 2000 and 1999, cost of sales percentages were 67.6% and 71.4%, respectively. The decrease in the cost of sales percentage was due to an increase in CD manufacturing utilization rates across all sites and a reduction in the amount of CD outsourcing quantities. In addition, the Company implemented certain operating and financial controls in the Kao acquired sites since the second quarter of 1999, which reduced the cost of sales percentages in 2000.

         Selling, general and administrative expense. Selling, general and administrative expenses as a percentage of sales were 13.6% for the second quarter of 2000 and 17.5% for the second quarter of 1999. For the first six months of 2000, selling, general and administrative was 14.3% of net sales, as compared to 17.6% for the same period of 1999. Selling, general and administrative expenses decreased $1.1 million in the second quarter of 2000 as compared to 1999. Selling, general and administrative expense decrease in dollars and as a percentage of sales was achieved with operational efficiencies and consolidated and/or closing of certain facilities as part of the Kao acquisition.

         Equity in losses of unconsolidated entity. The Company owns an equity interest in Chumbo Holdings Corporation, an Internet based reseller of software. The Company accounts for this investment using the equity method accounting and, accordingly, recognized a loss of $258,000 in the second quarter of 2000 and a loss of $428,000 in the second quarter of 1999, representing its share of the Chumbo net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired. For the six months ended June 2000 and 1999, the net loss from Chumbo was $813,000 and $833,000, respectively.

         Interest income and expense. Interest income was $774,000 and $185,000 for the second quarter of 2000 and 1999, respectively. For the first six months of 2000, interest income was $1.4 million, as compared to $257,000 for the same period in 1999. Interest expense was $289,000 and $282,000 for the second quarter of 2000 and 1999, respectively. For the first six months of 2000, interest expense was $577,000, as compared to $645,000 for the same period in 1999. Interest income increased with the increase in cash balances and an increase in interest rates. Interest expense changed as a result of lower outstanding loan balances offset by an increase in interest rates.

         Other income (expenses), net. In 2000, other income consists of foreign currency gains.

         Provision for income taxes. The effective income tax rate for the first six months of 2000 was 35.1% as compared to 31.9% for the first six months of 1999. The increase in the effective income tax rate in 2000 is due to an increase in U.S. based income at a higher tax rate.

         Net income. Net income for the second quarter of 2000 was $7.8 million, an increase of 58% from net income of $4.9 million in 1999. Diluted earnings per share was $.23 for the second quarter of 2000, an increase of 53% from diluted earnings per share of $.15 in second quarter of 1999. Net income for the first six months of 2000 was $14.2 million, an increase of 106% from net income of $6.9 million in 1999. Diluted earnings per share was $.42 for the first six months of 2000, an increase of 100% from diluted earnings per share of $.21 in 1999.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had working capital of $66.8 million, compared to working capital of $47.5 million as of December 31, 1999. As of June 30, 2000, the Company had cash totaling $62.8 million.

         Cash provided by operating activities for the first six months of 2000 was $14.6 million, compared to cash provided of $22.0 million during the first six months of 1999. The higher operating cash flow in 1999 was primarily due to the collection of receivables purchased in the Kao acquisition and timing of receipts and disbursements on normal operating activities.

         Cash used in investing activities during the first six months of 2000 was $2.7 million, compared to $40.9 million in the first six months of 1999. In 1999, the Company used $39.5 million to purchase the businesses and net assets of Kao Corporation.

         In 1999, the Company financed a portion of the Kao acquisition with the proceeds of a $15.0 million term loan facility. During the first six months of 2000, the Company repaid notes payable totaling $2.0 million as compared to $1.5 million in the first six months of 1999.

         As of June 30, 2000, the Company had a revolving line of credit facility for up to $25.0 million of borrowings. Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at June 30, 2000.

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

         Foreign currency gains and losses are reflected in the Company's financial statements. The net exchange gain was $84,000 for the first six months ended June 30, 2000. The Company anticipates it will continue to incur exchange gains and losses from foreign operations in the future.

         Interest. Substantially all of the Company's debt and associated interest expense is sensitive to changes in the level of interest rates. The effect of a one percent change in the interest rate could cause interest expense to change by $113,000 on an annual basis.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company's Annual Meeting, was held on April 19, 2000.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

         The shareholders set the number of directors at six (6) by a vote of 29,644,334 shares in favor, with 39,572 shares voted against and 22,362 shares abstaining. The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

         Nominees                        Votes For         Votes Witheld
         --------                        ---------         -------------
         James T. Anderson              29,346,330            359,938
         Anthony Angelini               29,347,390            358,878
         Robert Ezrilov                 20,474,624          9,231,644
         Philip T. Levin                28,816,790            889,478
         Howard P. Liszt                29,369,696            336,572
         Janice Ozzello Wilcox          29,368,890            337,378

         The shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized shares from 25 million to 125 million by a vote of 17,480,206 shares in favor, 12,201,701 shares voted against, and 24,352 shares abstaining.

         The shareholders approved an amendment to the 1996 Stock Option Plan to increase the shares reserved under the Plan from 5.2 million to 6.4 million by a vote of 26,689,924 shares in favor, 2,927,492 shares against, and 88,852 shares abstaining.

         The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company by a vote of 29,029,326 shares in favor, 654,900 shares against and 22,042 shares abstaining.

                          PART III - OTHER INFORMATION




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


                                  ZOMAX INCORPORATED


Date:  August 4, 2000            By: /s/ James T. Anderson
                                    James T. Anderson, Chairman  and Chief
                                    Executive Officer (principal executive
                                    officer)


                                 By: /s/ Jams E. Flaherty
                                    James E. Flaherty Chief Financial Officer
                                    (principal financial and accounting officer)

                               Zomax Incorporated
                           Form 10-Q Quarterly Report
                       For the Quarter Ended June 30, 2000

                                  EXHIBIT INDEX



Exhibit
Number   Item


27       Financial Data Schedule (included in electronic version only)