Form 10-Q
period 2000-09-29
ZOMAX INC /MN/
filed 2000-11-13
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 29, 2000

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

                                            Yes (x)           No (  )



As of October 31, 2000, the issuer had 32,358,872 shares of Common Stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               ZOMAX INCORPORATED
                           Consolidated Balance Sheets
                                 (In Thousands)

                         ASSETS                                  Sep. 29, 2000   Dec. 31, 1999
                                                                  (Unaudited)
                                                                   ---------       ---------
Current Assets:
   Cash and cash equivalents                                       $  59,965       $  51,128
   Accounts receivable, net of allowance for doubtful
      accounts of $ 2,535 and $2,645                                  35,556          28,291
   Inventories                                                         8,492           9,338
   Deferred income taxes                                               2,203           2,899
   Prepaid and other expenses                                          4,533           2,448
                                                                   ---------       ---------
           Total current assets                                      110,749          94,104

Property and equipment, net of accumulated depreciation               46,331          40,642
      of $22,097 and $14,822
Investments in unconsolidated entity                                   5,105           6,447
Goodwill and other assets, net                                         1,052           1,111
                                                                   ---------       ---------
                                                                   $ 163,237       $ 142,304
                                                                   =========       =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of notes payable                                $   4,035       $   3,990
   Accounts payable                                                   19,297          18,768
   Accrued expenses:
      Accrued royalties                                                8,097           4,083
      Accrued compensation                                             5,527          11,768
      Other                                                            3,953           6,342
   Income taxes payable                                                3,148           1,687
                                                                   ---------       ---------
           Total current liabilities                                  44,057          46,638

Notes payable, net of current portion                                  7,536          10,603
Deferred income taxes                                                  2,633           2,633
Shareholders' Equity:
   Common stock, no par value, 100,000 authorized                     61,935          51,953
       shares, 32,359 and 30,966 shares issued
       and outstanding
   Retained earnings                                                  52,883          33,234
   Other comprehensive loss                                           (5,807)         (2,757)
                                                                   ---------       ---------
           Total shareholders' equity                                109,011          82,430
                                                                   ---------       ---------

                                                                   $ 163,237       $ 142,304
                                                                   =========       =========

The accompanying notes are an integral part of these consolidated balance sheets.

                               ZOMAX INCORPORATED
                      Consolidated Statements Of Operations
                                   (Unaudited)
                    (In thousands, except for Per Share Data)

                                                   Three Months Ended              Nine Months Ended
                                                 Sep. 29         Sep. 24        Sep. 29         Sep. 24
                                                   2000           1999            2000           1999
                                               ---------       ---------       ---------       ---------
Sales                                          $  58,824       $  61,603       $ 179,123       $ 164,978
Cost of sales                                     41,949          41,045         123,282         114,861
                                               ---------       ---------       ---------       ---------
        Gross profit                              16,875          20,558          55,841          50,117
Selling, general and
         administrative expenses                   7,948           8,707          25,169          26,926
                                               ---------       ---------       ---------       ---------
        Operating income                           8,927          11,851          30,672          23,191
Equity in losses of unconsolidated entity           (529)           (477)         (1,342)         (1,311)
Interest expense                                    (273)           (277)           (850)           (921)
Interest income                                      845             275           2,270             532
Other expense, net                                  (158)           --               (74)           --
                                               ---------       ---------       ---------       ---------
        Income before income taxes                 8,812          11,372          30,676          21,491

Provision for income taxes                         3,355           3,919          11,027           7,151
                                               ---------       ---------       ---------       ---------

Net income                                     $   5,457       $   7,453       $  19,649       $  14,340
                                               =========       =========       =========       =========

Earnings Per Share
  Basic                                        $    0.17       $    0.25       $    0.62       $    0.49
                                               =========       =========       =========       =========
  Diluted                                      $    0.16       $    0.23       $    0.58       $    0.44
                                               =========       =========       =========       =========

Weighted average common
       shares outstanding                         32,312          29,832          31,920          29,322
  Dilutive effect of stock
       options and warrants                        1,493           3,290           1,896           3,176
                                               ---------       ---------       ---------       ---------
Weighted average common
      and diluted shares outstanding              33,805          33,122          33,816          32,498
                                               =========       =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                               ZOMAX INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                  For the nine months ended
                                                                  Sep. 29        Sep. 24
                                                                    2000           1999
                                                                  --------       --------
Operating Activities:
    Net income                                                    $ 19,649       $ 14,340
    Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                                7,087          5,737
        Equity in losses of unconsolidated entity                    1,342          1,311
        Deferred income taxes                                         --              (15)
        Changes in operating assets and liabilities:
           Accounts receivable                                      (8,580)         5,418
           Inventories                                                 615          1,681
           Prepaid and other expenses                               (2,206)        (1,825)
           Accounts payable                                          1,405          8,990
           Accrued expenses                                         (3,602)        (2,791)
           Income taxes payable                                      8,116          4,698
                                                                  --------       --------
               Net cash provided by operating activities            23,826         37,544
                                                                  --------       --------

Investing Activities:
   Purchases of property and equipment, net                        (14,010)        (5,663)
   Acquisitions, net of cash acquired                                 --          (39,500)
   Change in other assets                                               (5)         1,086
                                                                  --------       --------

               Net cash used in investing activities               (14,015)       (44,077)
                                                                  --------       --------

Financing Activities:
    Issuance of common stock                                         4,081          2,339
    Proceeds from notes payable                                       --           15,000
    Repayment of notes payable                                      (2,961)        (2,616)
                                                                  --------       --------
               Net cash provided by financing activities             1,120         14,723
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents        (2,094)        (1,707)
                                                                  --------       --------

               Net increase in cash                                  8,837          6,483

Cash and Cash Equivalents:
   Beginning of period                                              51,128         25,621
                                                                  --------       --------
   End of period                                                  $ 59,965       $ 32,104
                                                                  ========       ========

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                         $    886       $    921
                                                                  ========       ========
   Cash paid for income taxes                                     $  2,970       $  2,454
                                                                  ========       ========

  The accompanying notes are an integral part of these consolidated statements.

                               Zomax Incorporated
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented. Due principally to the seasonal nature of the Company's business, results may not be indicative of results for a full year. The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

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

2.       Recently Issued Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial statements.

3.       Shareholders' Equity

         The Company's Board of Directors authorized a two-for-one split of its common stock to be effected as a 100% stock dividend payable on August 11, 1999, to stockholders of record at the close of business on July 30, 1999. The Board of Directors authorized a second two-for-one split of its common stock to be effected as a 100% stock dividend payable on May 8, 2000 to stockholders of record at the close of business on April 27, 2000. All share and per share amounts have been restated for both 1999 and 2000 in the accompanying consolidated financial statements.

         On October 18, 2000, the Company's Board of Directors authorized the purchase of up to two million shares of the Company's common stock.

4.     Industry Segment and Operations by Geographic Areas

The Company operates in one industry segment. The geographic distributions of the Company's identifiable assets, operating income and revenues for the periods ended September 29, 2000 and September 24, 1999 are summarized as follows (in thousands):

                                                     Three Months Ended              Nine Months Ended
                                               Sept 29, 2000    Sept 24, 1999  Sept 29, 2000    Sept 24, 1999
                                                 ---------       ---------       ---------       ---------
     Total revenues:
                 United States                   $  41,977       $  44,930       $ 128,058       $ 114,452
                 Europe                             15,028          16,679          46,954          49,532
                 Canada                              5,204           5,760          16,070          13,539
                 Eliminations                       (3,385)         (5,766)        (11,959)        (12,545)
                                                 ---------       ---------       ---------       ---------
                                                 $  58,824       $  61,603       $ 179,123       $ 164,978
                                                 =========       =========       =========       =========

     Operating income:
                 United States                   $   7,893           7,962       $  25,944       $  16,815
                 Europe                              1,132           4,739           5,854           8,742
                 Canada                              1,648           1,829           4,369           3,979
                 Corporate and eliminations         (1,746)         (2,679)         (5,495)         (6,682)
                                                 ---------       ---------       ---------       ---------
                                                 $   8,927       $  11,851       $  30,672       $  22,854
                                                 =========       =========       =========       =========

     Captial expenditures:
                 United States                   $   6,312       $   2,331       $   8,317       $   3,384
                 Europe                              2,299             923           2,697           1,583
                 Canada                              2,718             189           2,996             696
                                                 ---------       ---------       ---------       ---------
                                                 $  11,329       $   3,443       $  14,010       $   5,663
                                                 =========       =========       =========       =========

     Depreciation and amortization:
                 United States                   $   1,823       $   1,510       $   5,153       $   4,411
                 Europe                                446             241           1,270             806
                 Canada                                210             186             664             520
                                                 ---------       ---------       ---------       ---------
                                                 $   2,479       $   1,937       $   7,087       $   5,737
                                                 =========       =========       =========       =========


     Assets:                                                                   Sept 29, 2000    Sept 24, 1999
                                                                               -------------    -------------
                 United States                                                   $  55,095       $  52,199
                 Europe                                                             38,363          33,557
                 Canada                                                             15,432          11,670
                                                                                 ---------       ---------
                 Total identifiable assets                                         108,890          97,426
                 Corporate and eliminations                                         54,347          26,479
                                                                                 ---------       ---------
                 Total assets                                                    $ 163,237       $ 123,905
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

         On January 7, 1999, the Company acquired the businesses and certain net assets of Kao Corporation (Kao) in the United States, Canada, Ireland and Germany. The purchase price for the Kao business, net assets and net working capital acquired was $37.5 million plus transaction costs. The assets and businesses acquired by the Company are used in the manufacturing and sale of CDs and related services. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair market values.

Results of Operations

         Sales. The Company's sales were $58.8 million for the third quarter of 2000, a decrease of 4.5% from $61.6 million in the third quarter of 1999. For the nine months ended September, 2000, sales were $179.1 million, an increase of 8.5% from sales of $165.0 million for the first nine months of 1999. The decline in third quarter sales was primarily to a decline in market conditions, in particular the European market, and the modification of a third quarter program by a major customer that the Company did not replace with other business. The increase in nine month sales resulted from a 12% increase in CD and DVD related sales and a 44% increase from the customer contact centers. These increases were partially offset by a 68% decrease in diskette, audiocassette and RMA sales, which represent 3% of total sales for the nine months ended September 2000.

         Cost of sales. Cost of sales as a percentage of sales was 71.3% and 66.6% for the third quarter of 2000 and 1999, respectively. For the nine months of 2000 and 1999, cost of sales percentages were 68.8% and 69.6%, respectively. The third quarter increase in the cost of sales percentage was primarily due to the reduction in sales discussed above, while fixed costs increased due to CD/DVD manufacturing capacity expansion and an increase in polycarbonate prices, which were caused by crude oil price increases. The decrease in the cost of sales percentage for the nine month period was due to a reduction in the amount of CD outsourcing and the implementation of certain operating and financial controls in the Kao acquired sites since the second quarter of 1999, which offset the increases in cost of sales in the third quarter.

         Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales were 13.5% and 14.1% for the third quarter of 2000 and 1999, respectively. For the first nine months of 2000, selling, general and administrative was 14.0% of net sales, as compared to 16.3% for the same period of 1999. Selling, general and administrative expenses decreased $759,000 in the third quarter of 2000 as compared to 1999 and decreased $1.8 million for the nine month periods. Selling, general and administrative expense decrease in dollars and as a percentage of sales was achieved with operational efficiencies and consolidated and/or closing of certain facilities as part of the Kao acquisition.

         Equity in losses of unconsolidated entity. The Company owns an equity interest in Chumbo Holdings Corporation, an Internet based reseller of software. The Company accounts for this investment using the equity method accounting and, accordingly, recognized a loss of $529,000 in the third quarter of 2000 and a loss of $477,000 in the third quarter of 1999, representing its share of the Chumbo net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired. For the nine months ended September 2000 and 1999, the net loss from Chumbo was $1,342,000 and $1,311,000, respectively.

         Interest income and expense. Interest income was $845,000 and $275,000 for the third quarter of 2000 and 1999, respectively. For the nine months of 2000, interest income was $2.3 million, as compared to $532,000 for the same period in 1999. Interest expense was $273,000 and $277,000 for the third quarter of 2000 and 1999, respectively. For the first nine months of 2000, interest expense was $850,000, as compared to $921,000 for the same period in 1999. Interest income increased with the increase in cash balances and an increase in interest rates. Interest expense changed as a result of lower outstanding loan balances offset by an increase in interest rates.

         Other expenses, net. In 2000, other expense consists of foreign currency losses.

         Provision for income taxes. The effective income tax rate for the nine months of 2000 was 35.9%, as compared to 33.3% for the first nine months of 1999. The increase in the effective income tax rate in 2000 is due to an increase in U.S. based income taxed at a higher rate.

         Net income. Net income for the third quarter of 2000 was $5.5 million, a decrease of 26.8% from net income of $7.5 million in 1999. Diluted earnings per share was $.16 for the third quarter of 2000, a decrease of 30% from diluted earnings per share of $.23 in third quarter of 1999. Net income for the first nine months of 2000 was $19.6 million, an increase of 37% from net income of $14.3 million in 1999. Diluted earnings per share was $.58 for the first nine months of 2000, an increase of 31.8% from diluted earnings per share of $.44 in the same period in 1999.

Liquidity and Capital Resources

         As of September 29, 2000, the Company had working capital of $66.7 million, compared to working capital of $47.5 million as of December 31, 1999. As of September 29, 2000, the Company had cash totaling $60.0 million.

         Cash provided by operating activities for the nine months of 2000 was $23.8 million, compared to cash provided of $37.5 million during the nine months of 1999. The higher operating cash flow in 1999 was primarily due to the collection of receivables purchased in the Kao acquisition and timing of receipts and disbursements related to normal operating activities.

         Cash used in investing activities during the nine months of 2000 was $14.0 million, compared to $44.1 million in the nine months of 1999. In 1999, the Company used $39.5 million to purchase the businesses and net assets of Kao. The purchase of property and equipment for the nine months ended September 2000 and 1999 was $14.0 million and $5.7 million, respectively.

         In 1999, the Company financed a portion of the Kao acquisition with the proceeds of a $15.0 million term loan facility. During the nine months of 2000, the Company repaid principal on notes payable totaling $3.0 million as compared to $2.6 million in the nine months of 1999.

         As of September 29, 2000, the Company had a revolving line of credit facility with available borrowings up to $25.0 million. Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at September 29, 2000.

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

Inflation

         Historically, inflation has not had a material impact on the Company. The cost of the Company's products, however, is influenced by the cost of raw materials and labor. There can be no assurance that the Company will be able to pass on any increased costs to its customers in the future.

Seasonality

         The demand for CDs and other multimedia consumer products is seasonal, with demand increase in the fall due to the new school year and holiday season purchases. This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters generally being the strongest in terms of revenue.

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

         The Company believes the total number of CD/DVDs sold worldwide will continue to grow in 2000. 2000 unit prices for CDs and services are expected to remain somewhat consistent, although downward pricing pressure exists. The Company believes it has the personnel, strategies and financial strength in place to support the expected increase in sales growth with a minimum increase in salaried personnel. However, increases in the Company's sales and its ability to be a leader in the industry depends on its ability to manage industry changes as well as its own growth and organizational changes.

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

         Foreign currency gains and losses are reflected in the Company's financial statements. The net exchange loss was $158,000 for the nine months ended September 29, 2000. The Company anticipates it will continue to incur exchange gains and losses from foreign operations in the future.

         Interest. Substantially all of the Company's debt and associated interest expense is sensitive to changes in the level of interest rates. The effect of a one percent change in the interest rate could cause interest expense to change by $116,000 on an annual basis.

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


                                 ZOMAX INCORPORATED


Date:  November 13, 2000    By:  /s/ James T. Anderson
                                 James T. Anderson, Chairman  and Chief
                                 Executive Officer (principal executive officer)


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