Form 10-Q/A
period 2000-09-29
ZOMAX INC /MN/
filed 2000-11-13
CIK 1010788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

                               ZOMAX INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                  For the nine months ended
                                                                  Sep. 29        Sep. 24
                                                                    2000           1999
                                                                  --------       --------

Operating Activities:
    Net income                                                    $ 19,649       $ 14,340
    Adjustments to reconcile net income to net
    cash provided by operating activities-
        Depreciation and amortization                                7,087          5,737
        Equity in losses of unconsolidated entity                    1,342          1,311
        Tax benefits from employee stock option plan                 5,900             --
        Deferred income taxes                                         --              (15)
        Changes in operating assets and liabilities:
           Accounts receivable                                      (8,580)         5,418
           Inventories                                                 615          1,681
           Prepaid and other expenses                               (2,206)        (1,825)
           Accounts payable                                          1,405          8,990
           Accrued expenses                                         (3,602)        (2,791)
           Income taxes payable                                      2,216          4,698
                                                                  --------       --------
               Net cash provided by operating activities            23,826         37,544
                                                                  --------       --------


Investing Activities:
   Purchases of property and equipment, net                        (14,010)        (5,663)
   Acquisitions, net of cash acquired                                 --          (39,500)
   Change in other assets                                               (5)         1,086
                                                                  --------       --------

               Net cash used in investing activities               (14,015)       (44,077)
                                                                  --------       --------

Financing Activities:
    Issuance of common stock                                         4,081          2,339
    Proceeds from notes payable                                       --           15,000
    Repayment of notes payable                                      (2,961)        (2,616)
                                                                  --------       --------
               Net cash provided by financing activities             1,120         14,723
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents        (2,094)        (1,707)
                                                                  --------       --------

               Net increase in cash                                  8,837          6,483

Cash and Cash Equivalents:
   Beginning of period                                              51,128         25,621
                                                                  --------       --------
   End of period                                                  $ 59,965       $ 32,104
                                                                  ========       ========

Supplemental Cash Flow Disclosures:
   Cash paid for interest                                         $    886       $    921
                                                                  ========       ========
   Cash paid for income taxes                                     $  2,970       $  2,454
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


         The Emerging Issues Task Force (EITF) recently issued EIFT Issue 00-10 "Accounting for Shipping and Handling Fees and Costs," which is effective fourth quarter of fiscal years beginning after December 15, 1999. EITF Issue 00-10 requires all amounts billed to customers relating to shipping and handling be classified as revenue. The Company believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.


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


4.     Comprehensive Income


The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders.

                                      Three Months Ended             Nine Months Ended
                                      Sept. 29,      Sept. 24,      Sept. 29,      Sept. 24,
                                        2000           1999           2000           1999
                                      --------       --------       --------       --------
Net Income                            $  5,457       $  7,453       $ 19,649       $ 14,340
Change in cumulative translation
  adjustment                            (2,057)        (1,527)        (3,050)        (1,707)
                                      --------       --------       --------       --------
Comprehensive income                  $  3,400       $  5,926       $ 16,599       $ 12,633
                                      --------       --------       --------       --------

5.     Industry Segment and Operations by Geographic Areas

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


                                 ZOMAX INCORPORATED


Date:  November 13, 2000    By:  /s/ James T. Anderson
                                 James T. Anderson, Chairman  and Chief
                                 Executive Officer (principal executive officer)


                            By:  /s/ James E. Flaherty
                                 James E. Flaherty Chief Financial Officer
                                 (principal financial and accounting officer)

                               Zomax Incorporated
                           Form 10-Q/A Quarterly Report
                       For the Quarter Ended June 30, 2000


                                  EXHIBIT INDEX



Exhibit
Number   Item


27       Financial Data Schedule (included in electronic version only)