Form 10-K
period 2000-12-29
ZOMAX INC /MN/
filed 2001-03-27
CIK 1010788

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2000

or

/ /	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 0-28426

ZOMAX INCORPORATED
(Exact name of registrant as specified in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	No. 41-1833089 (IRS Employer Identification No.)

5353 Nathan Lane, Plymouth, MN 55442
(Address of Principal Executive Offices)

Registrant's telephone number (763) 553-9300

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

    Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates was $153 million based on the closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 12, 2001.

    The number of shares outstanding of the registrant's common stock as of March 12, 2001: 32,147,669 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001, are incorporated by reference into Part III of this report.

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

    The Company services a broad customer base, including Microsoft®, Novell®, Hewlett Packard® and Gateway®. The Company has demonstrated an ability to provide consistently high quality products and services in a short turnaround time. Zomax believes its high level of customer service and responsiveness to customers' needs provides it with a competitive advantage which differentiates the Company from its competitors. The Company was established in 1996 and currently has nine offices and facilities with over 1,500 employees located in the United States, Canada, Ireland and Germany.

Acquisitions

    To enhance its position as a leading outsource service provider, Zomax has expanded its geographic presence and outsource services by acquiring production capacity as well as customer contact centers, distribution and RMA capabilities. The Company believes that its acquisitions has enabled it to provide additional integrated services, create an opportunity to attract new customers and cross-market its services to existing customers.

    Within the last four years, the Company has made the following acquisitions:

  •
  Kao Corporation, (Kao) an industry leading software replicator with operations in Fremont and San Ramon, California; Arnprior, Canada; Dublin, Ireland and Langen, Germany; acquired in January 1999;

  •
  Primary Marketing Group Ltd., (PMG Ireland) an RMA processor and provider of manufacturers' representative services in Ireland; acquired in February 1998;

  •
  Certain assets and contractual rights of Kao, including an agreement regarding the manufacture and distribution of products for Novell, Inc.; acquired in February 1998;

  •
  Next Generation Services, LLC, (NGS) an RMA processing company with facilities in Hayward, California and Boston, Massachusetts; acquired in February 1998;

  •
  Primary Marketing Group, (PMG) a manufacturers' representative group, based in San Jose, California servicing the needs of computer hardware and software publishers; primary sales group for Kao Corporation in California; acquired in February 1998;

  •
  Trotter Technologies, Inc., (TTI) an RMA processing, warehousing and distribution company based in San Jose, California; acquired in May 1997;

  •
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

    During the 1990s, CD-ROM became the dominant medium for software distribution nearly replacing diskettes. According to industry analysts, the growth in CD-ROM unit volume is expected to continue into 2002 with an annual unit volume of 4.5 billion. Industry analysts also project that software sales will continue their growth from $153 billion in 1999 to $270 billion in 2003.

    DVD is becoming the accepted new medium for home video distribution. Industry analysts believe the DVD-Video format will replace the VHS format in the pre-recorded market over time as DVD-Video experiences no image or sound degradation over normal usage and offers greater storage capacity, indexing, random access and lower manufacturing costs. Industry analysts estimate the worldwide installed base of DVD-Video players and DVD PC drives will reach over 175 million players by 2004. DVD-ROM has grown at a slower rate than DVD-Video. But its increased storage capacity allows DVD-ROM to be the natural replacement for CD-ROM as programs expand and require more storage capacity.

    The fulfillment segment of process management services is experiencing growth due to the Internet. Analysts are projecting worldwide commerce on the Internet will grow from an estimated $50 billion in 1998 to $1.3 trillion in 2003. Web buyers worldwide are expected to reach 183 million in 2003 as compared to 31 million in 1998. Industry analysts are projecting Internet-driven fulfillment services are projected to grow from $632 million in 1999 to $20 billion in 2003 to $60 billion in 2010.

    Some software publishers and computer hardware OEMs still dedicate in-house resources to manufacturing and fulfillment. However, demand exists for outsource services from providers who can reliably manufacture and process multimedia products within short turnaround times. The same factors that have led to the trend of more outsourcing are driving consolidation in the industry as many small local and regional service providers find it increasingly difficult to access the capital required to invest in new capital equipment and additional value-added services.

Services

    The Company offers a comprehensive range of process management services. These value-added services cover each aspect of a software product's life cycle. Customers can engage Zomax on a service-by-service basis, depending on their needs. In all cases, Zomax's project management maintains regular contact with customers and coordinates all services provided. With the breadth of services offered by the Company, customers can bring their end products to market without ever handling the product themselves.

    Customer Contact Centers.  The Company offers complete front-end e-commerce and customer contact centers which include program management, call center operations, financial services, fulfillment and information systems. The customer contact centers provide various levels of customer support, first level technical support and outbound telemarketing services covering sixteen languages. The Company is in direct contact with its customers' customers.

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

    Replication.  CDs and DVDs are replicated using an integrated robotic line process which incorporates plastic injection molding, metalizing, lacquering and inspection equipment. The replication process begins with the injection of high quality, CD-grade polycarbonate into the mold cavity where the metal stamper has been mounted. The top surface of the molded clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player. A thin layer of lacquer is then applied over the metal to protect it and to serve as a base for printing on the disc. Unacceptable CDs and DVDs are detected and discarded through an automated, inline inspection process. The Company currently has a combination of 72 CD and DVD production lines at its facilities.

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

    Packaging.  The Company has automated equipment to provide for commonly requested packaging configurations. Currently, standard CD packaging configurations include the plastic "jewel box" with customer or Zomax supplied print material in the bottom and top of the box and paper or chipboard sleeves. For non-automated assembly requirements, the Company provides a full range of hand assembly options. As part of its dedication to be a full-service provider, the Company works with its customers to develop sophisticated retail packaging configurations.

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

    The Company is an authorized replicator of Microsoft, which allows the Company to replicate Microsoft products for any authorized distributor. The Company is also authorized to perform fulfillment services for Microsoft licensed OEMs. These arrangements are pursuant to annual agreements with Microsoft. The Company expects, but cannot guarantee, that these agreements will be renewed. The Company also provides certain telemarketing and fulfillment services to Microsoft under a one-year Master Services Agreement, which expires in June 2001. In addition, the Company has an agreement with Microsoft to provide RMA processing, which agreement may be terminated by Microsoft upon 30 days' notice. During 2000 and 1999, revenues derived from all of Microsoft activities accounted for 40% and 39%, respectively of the Company's consolidated sales.

    One of the Company's primary customers is Gateway, which accounted for 7%, 4% and 17% of the Company's consolidated sales in 2000, 1999 and 1998, respectively. Zomax is a primary supplier of CDs to Gateway. The Company has an agreement with Gateway that governs the procedures for making and receiving orders. This agreement expires July 31, 2001 but may be renewed for additional one-year terms upon agreement of the parties, subject to earlier termination by Gateway upon 30 days' notice.

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

    The Company employs a direct sales staff that is responsible for maintaining relationships with existing customers and developing new business relationships. The Company has a direct sales staff of 27 people, supported by a project management staff of 116 people that is responsible for ensuring that each order is processed on a timely basis, all required support materials are in place and desired quality levels are achieved. Each customer account is assigned one or more project managers to provide daily contact with the customer, coordinate the purchase and manufacture of all necessary materials, adapt to order changes and generally act as liaison with the customer.

Competition

    The multimedia service industry is highly competitive and is experiencing consolidation. The Company competes primarily with independent service providers and, to a lesser extent, with affiliates of major international music companies and small localized service providers. Each of these producers generally services a defined set of customer needs.

  •
  Independent service providers. Participants in this segment include companies such as Zomax, Disctronics, Inc., Bertlesman, Cinram International Inc., Startek Corporation, Future Media Productions, Modus Media International and Metatec Corporation. Independent service providers generally have the ability to handle large volume requirements and have varying degrees of service capability. However, most independent manufacturers do not typically offer as comprehensive a range of outsource services as Zomax.

  •
  Affiliates of major international music companies. This category consists of large manufacturers who are affiliated with major international music companies such as Sony Music Entertainment, Inc., PolyGram Holdings, Inc., Warner Music, BMG Music and EMI Music. These service providers dedicate a majority of their manufacturing capacity to the production of CD-Audio for affiliated record labels and typically offer a limited range of services.

  •
  Small localized service providers. These service providers generally have limited production capacity and offer a limited range of related services. The complexity of the manufacturing process and the large capital investment required to maintain and upgrade capacity generally constrain these small service providers.

    Other existing technologies also compete with the Company's products that deliver digital information. Portable media, such as digital audio tape, digital compact cassette and mini-disc have already been introduced commercially but have not yet achieved widespread consumer acceptance. In addition, one-time recordable CDs ("CD-R") are available and are often used to replicate short run products that are more expensive to manufacture in the traditional manner. The Company does not expect any of these technologies to expand beyond their current markets in the near future.

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

    Many of the Company's national and regional competitors are, and future potential competitors may be, larger and more established with greater financial and other resources than the Company, particularly as consolidation in the industry continues. As a result, such competitors may be able to respond more quickly to market changes or to devote greater resources to the manufacture, promotion and sale of their products and services than the Company.

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

    Zomax currently has CD license agreements with U.S. Philips Corporation ("Philips") and Discovision Associates ("DVA"). These agreements grant to Zomax non-exclusive, royalty-bearing and non-transferable licenses to make, use and sell CDs. The royalty payments due under the licenses generally depend of the number of CDs manufactured, their size and their use. The Company's license from Philips expires in 2006. The term of the DVA license continues until the expiration of the last

DVA patent covered by the license. If the Company is unable to maintain these licenses, it could have a material effect on the Company's results of operations.

    The Company currently has DVD license agreements with U.S. Phillips Corporation and Discovision Associates. The Philips' agreement expires in 2009 with royalty payments due based on the number of DVDs manufactured. The Discovision agreement expires upon the expiration of the last DVA patent covered by the license. The Company is currently negotiating licenses from other owners of DVD technology to manufacture DVDs worldwide. If the Company is unable to obtain these licenses, it could have a material effect on the Company's future results of operations. Although the Company expects to obtain such licenses, no assurances can be made that such licenses will be obtained and the Company cannot predict the amount of the royalty that will be payable under any such license.

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

Cautionary Factors That May Affect Future Results

    Certain statements contained in this Annual Report on Form 10-K are forward-looking, based on current expectations. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results and sales efforts. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties, including among others those identified below. The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission. In this regard, please also see the Outlook section of Item 7 below.

    Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, among others, (i) the Company's ability to sustain and manage its growth and implement its business strategy, including the integration of newly acquired and geographically dispersed operations; (ii) the Company's ability to adapt quickly to changes in information storage and retrieval technology; (iii) the Company's reliance on a few key customer and strategic relationships, including those with Microsoft, Gateway and Novell; (iv) the trend of consolidation in the industry and the ability of the Company to effectively compete in an intensely competitive environment; (v) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (vi) risks associated with establishing and maintaining international operations; (vii) the risks associated with price declines; (viii) the Company's dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and (ix) general economic factors over which the Company has no control.

ITEM 2. PROPERTIES

    The Company leases facilities throughout the U.S. and Europe and owns property in Canada. The following table sets forth information about the Company's facilities. Management believes its facilities are adequate for the Company for the foreseeable future.

Location	Approximate Square Feet	Lease Expiration	Services
Arnprior, Canada	158,000	Owned	Print management, mastering, replication, printing, packaging, warehousing and distribution.
Concord, California	30,000	2008	Customer contact center
Dublin, Ireland	152,000	2005 - 2026(1)	Customer contact center, print management, mastering, replication, printing, packaging, warehousing, fulfillment, distribution and RMA processing
Fremont, California	150,000	2006	Print management, mastering, replication, printing, packaging, warehousing, fulfillment and distribution.
Indianapolis, Indiana	91,000	2002	Diskette replication, packaging, fulfillment and distribution
Langen, Germany	25,000	2001	Diskette duplication, packaging, warehousing and distribution.
Minneapolis, Minnesota	134,000	2004(2)	Graphic design, print management, mastering, replication, printing, packaging, warehousing, fulfillment, distribution and RMA processing
San Jose, California	325,000	2002(3)	Graphic design, print management, packaging, warehousing, fulfillment, distribution and RMA processing

(1)
Includes leases for three different sites, one of which expires in 2005 and is currently not being utilized by the Company. The Company is attempting to sublease the site to a third party.

(2)
Includes leases for two sites, one of which is a lease for 82,000 square feet, with Nathan Lane Partnership, LLP (described below), which expires in 2003 with an option to extend for an additional term of three years.

(3)
Includes leases for three different sites, two of which expire in 2002 and are currently not being utilized by the Company. The Company is subleasing these two sites to third parties. The third lease also expires in 2002.

    The Company leases its manufacturing, office and warehouse space in Minneapolis, Minnesota from Nathan Lane Limited Partnership, a Minnesota limited liability partnership of which Mr. Phillip T. Levin, a director of Zomax, owns a one-third interest. Pursuant to this lease, as amended, the Company leases approximately 82,000 square feet at an average base rent of $5.59 per net rentable square foot per annum. The Company is also obligated to pay its proportionate share of taxes and operating expenses.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in certain claims arising in the normal course of business. In management's opinion, the final resolution of these claims should not have a material adverse effect on the Company's financial position or results from operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

Fiscal Year Ended December 31, 1999:	High	Low
First Quarter	$18.97	$6.16
Second Quarter	22.38	8.88
Third Quarter	27.78	11.25
Fourth Quarter	23.97	12.22
Fiscal Year Ended December 29, 2000:
First Quarter	$33.13	$20.44
Second Quarter	28.59	12.63
Third Quarter	19.88	6.63
Fourth Quarter	7.44	4.00

    The Company has never declared or paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development of its business.

    As of March 12, 2001, there were approximately 445 record holders of the Company's Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which the Company has obtained from its transfer agent, there are approximately 21,000 stockholders of the Company's Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended
	2000	1999	1998	1997	1996
	(in thousands, except for per share data)
Statement of operations data:
Sales	$239,090	$238,698	$61,485	$47,877	$26,867
Gross profit	71,526	73,916	16,804	15,104	8,776
Selling, general and administrative expenses	33,532	37,724	10,595	9,860	5,366
Operating income	37,994	36,192	6,209	5,244	3,410
Income before income taxes	38,451	37,804	6,141	5,218	3,613
Provision for income taxes(1)	13,592	11,977	2,475	2,090	1,461
Net income	24,859	25,827	3,666	3,128	2,152
Earnings per share:
Basic	0.78	0.87	0.14	0.15	0.12
Diluted	0.74	0.79	0.13	0.15	0.12
Weighted average number of common shares outstanding:
Basic	31,915	29,662	25,470	20,896	18,396
Diluted	33,529	32,692	26,926	21,430	18,404
	2000	1999	1998	1997	1996
Balance sheet data (at year's end):
Cash and cash equivalents	$63,577	$51,128	$25,621	$5,213	$7,945
Working capital	69,872	47,466	26,969	5,049	9,029
Total assets	167,935	142,304	65,423	31,026	24,322
Long-term notes payable, net of current portion	6,757	10,603	1,746	3,104	1,834
Total shareholders' equity	112,095	82,430	50,087	16,463	14,643

(1)
A pro forma provision for income taxes has been established as if all consolidated companies were taxable entities for all periods presented. Prior to 1998, certain acquired companies operated as nontaxable entities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Company is a leading international outsource service provider of process management services. The Company's fully integrated services include: "front end" e-commerce support; customer contact center and customer support solutions; DVD authoring services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; CD and DVD printing; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing services.

    The Company recognizes revenue from its customers at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on subsequent written customer instructions. In these cases, the customer accepts title to the goods as of the date of the Company's invoice.

    The Company's business has been characterized by short lead times for customer orders. For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company's backlog as of any particular date is not a meaningful indicator of future financial results.

    On January 7, 1999, the Company acquired the businesses and certain net assets of Kao Corporation (Kao) in the United States, Canada, Ireland and Germany. The purchase price for the Kao business, net assets and net working capital acquired was $37.5 million plus transaction costs. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair market values.

    On February 4, 1998, Primary Marketing Group of California (PMG), Next Generation Services (NGS) and Primary Marketing Group Limited of Dublin Ireland (PMG Ireland) were merged with the Company. As a result of these transactions, all ownership interests in the acquired companies were exchanged for 1,600,004 shares of the Company's Common Stock. Prior to these transactions, the businesses of PMG, NGS and PMG Ireland consisted of providing manufacturer's representative services and RMA processing services to the computer industry. The acquisition of PMG, NGS and PMG Ireland were accounted for using the pooling-of-interests method of accounting, and, accordingly, all periods presented have been restated to reflect the effects of these transactions.

Results of Operations

    The following table sets forth certain operating data as a percentage of sales for the periods indicated.

	For the Years Ended
	December 29, 2000	December 31, 1999	December 25, 1998
Sales	100.0%	100.0%	100.0%
Cost of sales	70.1	69.0	72.7

Gross profit	29.9	31.0	27.3
Selling, general and administrative expenses	14.0	15.8	17.2

Operating income	15.9	15.2	10.1
Equity in losses of unconsolidated entity	0.6	0.8	0.6
Gain on unconsolidated entity stock sale	—	(1.5)	—
Interest expense	0.5	0.5	0.6
Interest income	(1.4)	(0.4)	(1.5)
Other expense, net	0.1	—	0.5

Income before income taxes	16.1	15.8	10.0
Provision for income taxes	5.7	5.0	4.0

Net income	10.4%	10.8%	6.0%

  For Years Ended December 29, 2000 and December 31, 1999

    Sales.  The Company's total sales increased 0.2% to $239.1 million in 2000 as compared to $238.7 million in 1999. The increase in sales for the year resulted from a 7.2% increase in CD and DVD related sales and a 4.1% increase from the customer contact centers. These increases were partially offset by a 58.7% decrease in diskette, audiocassette and RMA sales, which represented 4.1% of total sales in 2000. Sales in the second half of 2000 were negatively affected by the slowdown in personal computer and software spending and worldwide economic uncertainty. Although CD and DVD unit volumes increased 11.7% in 2000, the average unit price declined as customers reduced their product costs in this uncertain economic environment and CD prices declined due to excess capacity within our industry.

    Cost of Sales.  Cost of sales as a percentage of sales was 70.1% in 2000 and 69.0% in 1999. In dollars, cost of sales increased $2.8 million to $167.6 million from $164.8 million in 1999. The cost of sales percentage increase is primarily due to increases in polycarbonate prices, increase in depreciation expense for additional property and equipment acquired during the year, customer efforts to reduce their product costs and changes in product mix. In addition, the manufacturing facilities operated at lower utilization rates in 2000 with the softness of the industry and a 20% increase in capacity created in 2000. These increases were partially offset with a decrease in the amount of outsourced production, which is more costly than CDs produced internally. The Company outsources its CD production when customer orders exceed its production capabilities. The Company outsourced 7% of its CD production in 2000 and 9% in 1999.

    Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 14.0% in 2000 and 15.8% in 1999. In dollars, selling, general and administrative expenses decreased $4.2 million to $33.5 million in 2000 from $37.7 million in 1999. The decrease in dollars and as a percentage of sales was achieved with operational efficiencies, lower compensation incentives in 2000 and consolidation of certain facilities.

    Equity in losses of unconsolidated entity.  During 2000, the Company recognized a loss of $1.4 million from its equity investment in Microgistix (formerly Chumbo Holdings Corporation (Chumbo)), an Internet based reseller of software compared to a $1.9 million loss in 1999. The losses represents the Company's share of Chumbo losses and the amortization of the Company's excess purchase price of the Chumbo common stock acquired over the fair value of the underlying net assets. In December 1999, Chumbo sold additional equity in a private round of financing. The Company recognized a gain of $3.7 million on Chumbo's issuance of additional equity, representing the increase in the Company's share of Chumbo's net assets after the funding.

    Interest income and expense.  Interest income was $3.2 million and $1.0 million for 2000 and 1999, respectively. Interest expense was $1.1 million and $1.2 million for 2000 and 1999, respectively. Interest income increased due to higher cash balances and higher interest rates on amounts invested.

    Other expense, net.  Other expense consists of foreign currency losses.

    Provision for income taxes.  The effective income tax rate for 2000 was 35.3% compared to 31.7% in 1999. The increase in the effective tax rate is due primarily to a lower amount of income from Ireland, which has a lower effective tax rate.

    Net income.  Net income for 2000 decreased 3.7% to $24.9 million compared to $25.8 million in 1999.

  For the Years Ended December 31, 1999 and December 25, 1998

    Sales.  The Company's total net sales increased 288.2% to $238.7 million in 1999 as compared to $61.5 million in 1998. CD and DVD related sales increased 298% in 1999. The Company's new customer contact centers contributed an additional $26.3 million to 1999 sales. Diskette, audiocassettes and RMA sales together increased 49% in 1999. The overall increase in sales was primarily due to the Kao acquisition described above. The acquisition significantly expanded the Company's geographic presence in the United States, Canada, Ireland and Germany, added the customer contact center capabilities and significantly increased the Company's CD and DVD manufacturing capacity. In addition, the Company further increased its CD and DVD production capacity in Ireland and North America with the addition of eight new manufacturing lines in the third quarter of 1999.

    Cost of sales.  Cost of sales as a percentage of sales was 69.0% in 1999 and 72.7% in 1998. In dollars, cost of sales increased $120.1 million to $164.8 million in 1999. This cost of sales percentage decrease was due to several factors, including the implementation of improved financial and operational controls at the acquired Kao sites and operation of manufacturing facilities at higher utilization rates. This was partially offset by an increase in outsourcing. The Company outsourced 9% of its CD manufacturing in 1999 and 7% in 1998.

    Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 15.8% in 1999 and 17.2% in 1998. In dollars, selling, general and administrative expenses increased $27.1 million to $37.7 million in 1999. The dollar increase in 1999 resulted primarily from the acquisition of the Kao business.

    Equity in losses of unconsolidated entity.  During 1999, the Company recognized a loss of $1.9 million from its equity investment in Chumbo, an Internet based reseller of software. In December 1999, Chumbo sold additional equity in a private round of financing. The Company recognized a gain of $3.7 million on Chumbo's issuance of additional equity, representing the increase in the Company's share of Chumbo's net assets after the funding.

    Interest income and expense.  Interest income was $1.0 million and $0.9 million for 1999 and 1998, respectively. Interest expense was $1.2 million and $0.4 million for 1999 and 1998, respectively. Interest expense increased with borrowings used to finance the purchase of Kao.

    Other expense, net.  In 1999, other expense consisted of foreign currency losses. In 1998, the Company incurred expenses totaling $0.3 million relating to the acquisition of PMG, NSG and PMG Ireland. These costs were expensed as incurred, in accordance with the pooling of interests accounting rules.

    Provision for income taxes.  The effective income tax rate for 1999 was 31.7% compared to a pro forma rate of 40.3% for 1998. The reduced rate in 1999 is due primarily to the lower effective tax rate in Ireland.

    Net income.  Net income for 1999 was $25.8 million, an increase of 605% from net income of $3.7 million in 1998.

Liquidity and Capital Resources

    As of December 29, 2000, the Company had working capital of $69.9 million, compared to working capital of $47.5 million as of December 31, 1999 and $27.0 million as of December 25, 1998. The increase in working capital in 2000 was primarily due to the increase in cash provided by operating activities. The increase in working capital in 1999 was primarily due to the increase in cash provided by operating activities which were significantly impacted by the Kao acquisition. The increase in working capital in 1998 was primarily due to the proceeds received from the Company's secondary stock offering. In May 1998, the Company sold 7.6 million shares of common stock for $29.7 million, net of offering costs.

    As of December 29, 2000, the Company had cash and cash equivalents totaling $63.6 million. Cash generated from operating activities was $32.9 million, $64.7 million and $7.7 million during 2000, 1999 and 1998, respectively. The decrease in cash generated from operating activities in 2000 as compared to 1999 was due primarily to 1999 being a fifty-three week year, which allowed for additional collections on accounts receivable and shipping of inventory. The remainder of the decrease related to normal fluctuations in working capital components. The increase in 1999 operating cash flow resulted primarily from the increase in net income and improvements in accounts receivable collections from the Kao acquired businesses.

    Cash used in investing activities was $14.3 million, $53.4 million and $15.0 million in 2000, 1999 and 1998, respectively. The purchase of property and equipment was $14.3 million, $12.0 million and $8.9 million in 2000, 1999 and 1998, respectively. In 1999, the Company used $42.5 million to purchase the businesses and net assets of Kao. In 1998, cash used in investing activities included $5.0 million for the purchase of an equity interest in Chumbo.

    The Company used $4.7 million for financing activities in 2000, which was comprised of $5.0 million used to repurchase Company common stock under its current stock buy-back program and $4.1 million used to reduce notes payable. These were offset by $4.4 million received from the issuance of common stock. In 1999, the Company financed a portion of the Kao acquisition with the proceeds of a $15.0 million term loan facility. The Company also reduced notes payable by $3.6 million. In 1998, the Company issued 7.6 million shares of common stock for $29.7 million in a secondary offering. The Company also acquired certain assets and assumed certain liabilities from an unrelated third party in exchange for a short-term note in the principal amount of $1.1 million and made payments to reduce notes payable by $3.4 million.

    As of December 29, 2000 and December 31, 1999, the Company had a revolving line of credit facility for up to $25.0 million of borrowings. Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at December 29, 2000 and December 31, 1999.

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

Market Risk

    Foreign currency.  A portion of the Company's operations are located in foreign jurisdictions including Ireland, Canada and Germany. The Company's financial results could be significantly affected by factors such as changes in foreign currency or weak economic conditions in foreign markets. In addition, sales of products and services are directly impacted by the value of the U.S. dollar relative to other currencies.

    Foreign currency gains and losses are reflected in the Company's financial statements. The net exchange loss was $0.2 million in 2000. The Company anticipates it will incur exchange gains and losses from foreign operations in the future. The Company's net investment in foreign subsidiaries was $35.5 million at December 29, 2000. During 2000, the U.S. dollar strengthened against the participating Euro currencies. A stronger U.S. dollar generally has a negative impact on non-U.S. results because foreign currency denominated earnings translates into fewer U.S. dollars. A weaker dollar generally has a positive translation effect. In 2000, the stronger U.S. dollar reduced translated net sales and net income by $10.6 million and $1.2 million, respectively.

    Interest.  Substantially all of the Company's debt and associated interest expense will be sensitive to changes in interest rates.

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

Inflation

    Historically, inflation has not had a material impact on the Company. The cost of the Company's products is influenced by the cost of raw materials and labor. There can be no assurance that the Company will be able to pass on any increased material and labor costs to its customers in the future.

Seasonality

    The demand for CDs and other multimedia consumer products is generally seasonal, with increases during the fall reflecting increased demand relative to the new school year and holiday season purchases. This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters generally being the strongest.

Outlook

    The statements contained in this Outlook section and elsewhere in this Annual Report are based on current expectations. These statements are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, sales efforts and cash requirements. There are certain important factors that could cause actual results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, among others, those identified below.

    The Company believes the total number of CDs sold worldwide will grow in 2001. 2001 unit prices may decline given the overcapacity state of the industry. The Company believes it has the personnel, strategies and financial strength in place to support the expected increase in sales growth with a minimum increase in salaried personnel. However, increases in the Company's sales and its ability to be a leader in the industry depends on its ability to effectively manage industry changes as well as its own growth and organizational changes.

    If CD market demand does not grow as expected, revenue growth would be directly and adversely impacted and the manufacturing capacity installed will be underutilized. Pricing strategies of competitors and general economic factors, such as consumer confidence and inflation, all impact the Company. A substantial part of the Company's revenue is derived from a small number of key customers; our revenues will be significantly lower than expected if we cannot keep these customers. In addition, if the Company does not respond rapidly to technological changes, it may lose customers, which will cause a significant decrease in revenue.

    On March 5, 2001, the Company reduced its work force to match current and anticipated business levels. The Company's business has been negatively impacted by the slow down in PC and software spending previously announced by major PC manufacturers and software providers. The costs incurred as a result of the work force reduction will not be material. The work force reduction involved approximately 150 positions, which the Company expects will decrease quarterly operating costs by an estimated $1.0 million.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled "Election of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act," appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2001. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is contained in the section entitled "Executive Compensation" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2001. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is contained in the sections entitled "Principal Shareholders and Management Shareholdings" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2001. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is contained in the section entitled "Certain Transactions" appearing in the Company's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2001. Such information is incorporated herein by reference.

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

  Report of Independent Public Accountants dated January 24, 2001

  Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999

  Consolidated Statements of Operations for Years Ended December 29, 2000, December 31, 1999 and December 25, 1998

  Consolidated Statements of Shareholders' Equity for Years Ended December 29, 2000, December 31, 1999 and December 25, 1998

  Consolidated Statements of Cash Flows for Years Ended December 29, 2000, December 31, 1999 and December 25, 1998

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

ZOMAX INCORPORATED
Date: March 26, 2001	By	/s/ JAMES T. ANDERSON James T. Anderson Chairman and Chief Executive Officer

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

Name	Title	Date

/s/ JAMES T. ANDERSON James T. Anderson	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 26, 2001
/s/ ANTHONY ANGELINI Anthony Angelini	President, Chief Operating Officer and Director	March 26, 2001
/s/ JAMES E. FLAHERTY James E. Flaherty	Chief Financial Officer and Secretary (principal financial and accounting officer)	March 26, 2001
/s/ PHILLIP T. LEVIN Phillip T. Levin	Director	March 26, 2001
/s/ ROBERT EZRILOV Robert Ezrilov	Director	March 26, 2001
/s/ HOWARD P. LISZT Howard P. Liszt	Director	March 26, 2001
/s/ JANICE OZZELLO WILCOX Janice Ozzello Wilcox	Director	March 26, 2001

Report of Independent Public Accountants

To Zomax Incorporated:

    We have audited the accompanying consolidated balance sheets of Zomax Incorporated (a Minnesota corporation) and Subsidiaries as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zomax Incorporated and Subsidiaries as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,
January 24, 2001

ZOMAX INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 29, 2000	December 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,577	$51,128
Accounts receivable, net of allowance for doubtful accounts of $2,408 and $2,645	32,182	28,291
Inventories	13,992	9,338
Deferred income taxes	2,374	2,899
Prepaid expenses and other	3,543	2,448

Total current assets	115,668	94,104
PROPERTY AND EQUIPMENT, net	46,159	40,642
INVESTMENT IN UNCONSOLIDATED ENTITY	5,031	6,447
OTHER ASSETS	1,077	1,111

	$167,935	$142,304

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$3,788	$3,990
Accounts payable	21,968	18,768
Accrued expenses—
Accrued royalties	7,217	4,083
Accrued compensation	6,349	11,768
Other	3,212	6,342
Income taxes payable	3,262	1,687

Total current liabilities	45,796	46,638
LONG-TERM NOTES PAYABLE, net of current portion	6,757	10,603
DEFERRED INCOME TAXES	3,287	2,633
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SHAREHOLDERS' EQUITY:
Common stock, no par value, 200,000 shares authorized; 31,737 and 30,966 shares issued and outstanding	58,456	51,953
Retained earnings	58,093	33,234
Accumulated other comprehensive loss	(4,454)	(2,757)

Total shareholders' equity	112,095	82,430

	$167,935	$142,304

The accompanying notes are an integral part of these consolidated balance sheets.

ZOMAX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except for per share data)

	For the Years Ended
	December 29, 2000	December 31, 1999	December 25, 1998
SALES	$239,090	$238,698	$61,485
COST OF SALES	167,564	164,782	44,681

Gross profit	71,526	73,916	16,804
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,532	37,724	10,595

Operating income	37,994	36,192	6,209
EQUITY IN LOSSES OF UNCONSOLIDATED ENTITY	1,416	1,890	370
GAIN ON UNCONSOLIDATED ENTITY STOCK SALE	—	(3,685)	—
INTEREST EXPENSE	1,103	1,179	369
INTEREST INCOME	(3,225)	(1,036)	(949)
OTHER EXPENSE, net	249	40	278

Income before income taxes	38,451	37,804	6,141
PROVISION FOR INCOME TAXES	13,592	11,977	2,475

NET INCOME	$24,859	$25,827	$3,666

EARNINGS PER SHARE:
Basic	$0.78	$0.87	$0.14

Diluted	$0.74	$0.79	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	31,915	29,662	25,470
DILUTIVE EFFECT OF STOCK OPTIONS AND WARRANTS	1,614	3,030	1,456

WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING	33,529	32,692	26,926

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(In thousands, except for per share data)

	Common Stock			Accumulated Other Comprehensive Loss
			Retained Earnings
	Shares	Amount			Total
BALANCE, December 26, 1997	21,004	$12,722	$3,741	$—	$16,463
Net income	—	—	3,666	—	3,666
Common stock issued under employee stock purchase plan	32	57	—	—	57
Common stock issued upon exercise of stock options and warrants	120	172	—	—	172
Sale of common stock at $4.25 per share, net of offering costs of $2,571	7,600	29,729	—	—	29,729

BALANCE, December 25, 1998	28,756	42,680	7,407	—	50,087
Comprehensive income:
Net income	—	—	25,827	—
Translation adjustments	—	—	—	(2,757)
Total comprehensive income	—	—	—	—	23,070
Common stock issued under employee stock purchase plan	186	622	—	—	622
Common stock issued upon exercise of stock options and warrants	2,024	2,740	—	—	2,740
Tax benefit realized from exercise of stock options	—	5,911	—	—	5,911

BALANCE, December 31, 1999	30,966	51,953	33,234	(2,757)	82,430
Comprehensive income:
Net income	—	—	24,859	—
Translation adjustments	—	—	—	(1,697)
Total comprehensive income	—	—	—	—	23,162
Common stock issued under employee stock purchase plan	143	1,412	—	—	1,412
Common stock issued upon exercise of stock options and warrants	1,428	3,031	—	—	3,031
Tax benefit realized from exercise of stock options	—	7,100	—	—	7,100
Common stock repurchased (Note 5)	(800)	(5,040)	—	—	(5,040)

BALANCE, December 29, 2000	31,737	$58,456	$58,093	$(4,454)	$112,095

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	December 29, 2000	December 31, 1999	December 25, 1998
OPERATING ACTIVITIES:
Net income	$24,859	$25,827	$3,666
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	9,758	7,970	4,043
Equity in losses of unconsolidated entity	1,416	1,890	370
Foreign currency exchange	249	40	—
Tax benefits from employee stock option plan	7,100	5,911	—
Gain on unconsolidated entity stock sale	—	(3,685)	—
Deferred income taxes	1,179	149	(273)
Changes in operating assets and liabilities:
Accounts receivable	(4,504)	11,987	(2,712)
Inventories	(4,493)	(1,515)	(485)
Prepaid expenses and other	(1,021)	(1,816)	336
Accounts payable	2,615	7,285	1,943
Accrued expenses	(5,832)	7,538	153
Income taxes payable	1,533	3,081	694

Net cash provided by operating activities	32,859	64,662	7,735

INVESTING ACTIVITIES:
Purchase of property and equipment	(14,283)	(11,963)	(8,894)
Acquisitions, net of cash acquired	—	(42,500)	—
Investment in unconsolidated entity	—	—	(5,032)
Change in other assets	(44)	1,088	(1,088)

Net cash used in investing activities	(14,327)	(53,375)	(15,014)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	15,000	1,124
Repayment of notes payable	(4,123)	(3,560)	(3,396)
Repurchase of common stock	(5,040)	—	—
Issuance of common stock, net	4,443	3,362	29,959

Net cash provided by (used in) financing activities	(4,720)	14,802	27,687
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,363)	(582)	—

Net increase in cash	12,449	25,507	20,408
CASH AND CASH EQUIVALENTS:
Beginning of year	51,128	25,621	5,213

End of year	$63,577	$51,128	$25,621

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$1,125	$1,125	$369

Cash paid for income taxes	$1,625	$2,682	$2,055

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2000 and December 31, 1999

1 Business description

    Zomax Incorporated (Zomax or the Company) is a leading international outsource provider of process management services. The Company's fully integrated services include front-end e-commerce support, call center and customer support solutions; DVD authorizing services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing.

2 Summary of significant accounting policies

Principles of consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year-end

    The Company's fiscal year ends on the last Friday of the calendar year. For the purposes of these notes to the consolidated financial statements, the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998 are referred to as 2000, 1999 and 1998, respectively. The fiscal year ended in 1999 includes fifty-three weeks as compared to fifty-two weeks in 2000 and 1998.

Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

    The Company records sales revenue at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders, with shipment occurring based on written customer instructions. In these cases, the customer accepts title to the goods as of the date of the Company's invoice. In each case of bill and hold sales, the Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC). In 2000 and 1999, one customer represented 40 percent and 39 percent of the Company's sales, respectively. In 1998, two customers accounted for 17 percent and 13 percent of the Company's sales.

    In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101, as amended, sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore, believes that the issuance of this bulletin does not have a material impact on these financial statements. The Company has adopted SAB No. 101 in the fourth quarter of 2000 and the effect of adopting was not material to the consolidated financial statements.

    Effective January 1, 2000, the Company began recording amounts being charged to customers for shipping and handling as revenue in accordance with recently released Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Historically, the Company had netted the shipping and handling revenue with the cost of shipping and handling in cost of sales. The Company has reclassified $9,437,000 and $411,000 in 1999 and 1998, respectively, from cost of sales to sales in the accompanying consolidated statements of operations.

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

Inventories

    Inventories, consisting of material, labor and overhead, are stated at the lower of first-in, first-out cost or market. Inventories were as follows (in thousands):

	December 29, 2000	December 31, 1999
Raw materials	$8,709	$6,404
Finished goods	1,428	937
Work in process	3,855	1,997

	$13,992	$9,338

Property and equipment

    Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over the estimated useful lives.

    Property and equipment consisted of the following (dollars in thousands):

	December 29, 2000	December 31, 1999	Lives
Manufacturing equipment	$57,101	$44,830	7 years
Office equipment	6,325	4,492	5-7 years
Land, building and leasehold improvements	6,780	6,084	4-35 years
Vehicles	92	58	5 years

	70,298	55,464
Less—Accumulated depreciation and amortization	(24,139)	(14,822)

Property and equipment, net	$46,159	$40,642

Income taxes

    The Company and its subsidiaries file a consolidated federal income tax return and separate state and foreign returns. Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on the expected income tax rates for the year in which these temporary differences are expected to reverse.

Fair value of financial instruments

    The financial instruments with which the Company is involved are primarily of a traditional nature. For most instruments, including cash, receivables, accounts payable, accrued expenses and short-term debt, the Company believes that the carrying amounts approximate fair value because of their short-term nature.

Long-lived assets

    Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If any such impairment exists, the related assets would be written down to fair value.

Royalty payments

    The Company has license agreements with certain companies for the use of certain CD and DVD manufacturing technology. The Company accrues for royalties based on units manufactured.

Earnings per share

    Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.

Foreign currency translation

    Zomax converts assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet date and records translation adjustments in shareholders' equity in the consolidated balance sheets. Income statements of foreign operations are translated from the operations' functional currency to U.S. dollar equivalents at the exchange rate on the transaction dates. Foreign exchange transaction gains and losses are reported in other expense, net on the consolidated statements of operations.

Recently issued accounting pronouncement

    Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000 (fiscal 2001 for the Company). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or loses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

3 Acquisitions

    In January 1999, the Company acquired the businesses and certain net assets of Kao Corporation (Kao) in the United States, Canada, Ireland and Germany. The purchase price for the businesses, net assets and net working capital acquired was $37,500,000 in cash, plus transaction costs. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values. Kao's results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition.

    In February 1998, the Company acquired all of the outstanding shares of Primary Marketing Group, Next Generation Services, LLC and Primary Marketing Group Limited (collectively, the Acquired Companies) in exchange for 1,600,004 shares of the Company's common stock. The acquisitions of the Acquired Companies were accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to reflect the effects of the transactions for all periods presented.

Investment in unconsolidated entity

    On October 2, 1998, the Company acquired 4,310,345 shares of the common stock of Microgistix (formerly Chumbo Holdings Corporation (Chumbo)), a private company, in exchange for cash and warrants for total consideration of $5,000,000. The warrants were granted to certain shareholders of Chumbo to purchase 400,000 shares of the Company's common stock at a price of $5.00 per share. The warrants were immediately exercisable for a period of three years. At the time of the investment, the Company owned approximately one-third of the outstanding equity of Chumbo, which is accounted for using the equity method of accounting. As part of the agreement, Zomax has access to Chumbo's proprietary Internet software to service customers of the Company. The Company's chief executive officer (CEO) served as Chumbo's CEO until August 27, 1999, and in recognition of his additional duties and responsibilities, received warrants to purchase Chumbo's common stock.

    In December 1999, Chumbo sold additional equity in a private round of financing. The Company recognized a gain on Chumbo's issuance of additional equity in the amount of $3,685,000, representing the increase in the Company's share of Chumbo's net assets after the transaction. As of December 29, 2000, the Company owns 25.2 percent of Chumbo. The Company recognized a loss of $1,416,000, $1,890,000 and $370,000 in 2000, 1999 and 1998, respectively, representing its share of Chumbo's net loss and amortization of the purchase price in excess of the underlying fair value of net assets acquired.

    Chumbo conducts its operations through two wholly owned subsidiaries, Chumbo.com, Inc. and Point Group Corporation. Chumbo.com, Inc. has developed proprietary software for Internet commerce and operates a web site (http/www.chumbo.com) selling computer software over the Internet. Point Group Corporation is a licensee and reseller of computer software.

    Sales by the Company to the Point Group Corporation totaled $6,097,000, $1,156,000 and $1,213,000 in 2000, 1999 and 1998, respectively. Point Group Corporation's accounts receivable balances totaled $2,222,000 and $125,000 in 2000 and 1999, respectively.

4 Credit facilities and long-term notes payable

    On January 7, 1999, the Company entered into a $15,000,000 term loan facility which was used to finance the purchase of the businesses and net assets of Kao. A $25,000,000 revolving line-of-credit facility was also established. The term loan facility requires quarterly principal payments of $750,000 on a straight-line amortization schedule. The interest rate is at the lower of prime plus .75 percent or LIBOR plus 2.25 percent (8.87 percent at December 29, 2000). The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates of prime plus .5 percent or LIBOR plus 2.0 percent (8.62 percent at December 29, 2000). Both facilities have five-year terms and contain certain financial covenants. The Company was in compliance with such covenants as of December 29, 2000.

    The amount outstanding on the term loan facility at December 29, 2000 and December 31, 1999 was $9,760,000 and $12,750,000, respectively. The Company had no borrowings outstanding under the revolving line-of-credit facility at December 29, 2000 and December 31, 1999.

    The Company also has an installment note, with monthly installments payable through November 2001, at an interest rate of 8.1 percent. The note is collateralized by certain equipment. Amounts outstanding as of December 29, 2000 and December 31, 1999 were $785,000 and $1,843,000, respectively.

    Future scheduled maturities of long-term debt are as follows as of December 29, 2000 (in thousands):

2001	$3,788
2002	3,003
2003	3,003
2004	751
2005	—

Total	10,545
Less—Current portion	3,788

Long-term notes payable, net of current portion	$6,757

5 Shareholders' equity

    In connection with an initial public stock offering in May 1996, the underwriter purchased, for a nominal purchase price, warrants to purchase 560,000 shares of common stock at a price of $2.03 per share. The warrants are exercisable for a period of four years, commencing one year from the offering date. As of December 29, 2000, all warrants have been exercised.

    On May 21, 1998, the Company completed the sale of 6,400,000 shares of common stock in a secondary public offering. On June 8, 1998, the underwriters exercised an overallotment option and purchased an additional 1,200,000 shares. The Company received proceeds from the offering, net of issuance costs, of $29,729,000.

    Effective August 11, 1999, the Company's board of directors approved a 2-for-1 stock split effected as a stock dividend to shareholders. On May 8, 2000, the Company's board of directors approved a second 2-for-1 stock split effected as a stock dividend to shareholders. All per share and share outstanding data in the consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect both stock splits. The Company's board of directors authorized a stock repurchase plan in October 2000 which allows the Company to repurchase up to 2,000,000 common shares. Under the repurchase plan, 800,200 shares have been repurchased at a cost of $5,040,000.

6 Stock plans

Employee stock purchase plan

    The Company has an employee stock purchase plan (the Employee Plan) which enables employees to contribute up to 10 percent of their compensation toward the purchase of the Company's common stock at a price equal to 85 percent of fair market value. A total of 1,000,000 shares have been reserved for issuance under this plan. Shares issued in 2000, 1999 and 1998 were 143,198, 186,388 and 31,800, respectively.

Stock option plan

    The Company has a 1996 Stock Option Plan (the Plan) to provide for the granting of stock options to employees, officers, directors and independent consultants of the Company at exercise prices not less than 100 percent of the fair market value of the Company's common stock on the date of grant. The authorized number of shares reserved for issuance totaled 6,400,000, of which 1,155,200 remained available for grant at December 29, 2000. These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire 10 years after the grant date. During 1999, the Company also issued nonqualified stock options for the purchase of 340,000 shares of common stock. These options were issued at the fair market value of the Company's stock on the date of grant and vest over five years.

    Information regarding the options are summarized below (shares in thousands):

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	3,210	$2.63	4,624	$1.98	2,620	$1.61
Granted	1,160	20.63	742	4.96	2,344	2.61
Exercised	(1,410)	2.04	(1,772)	1.92	(104)	1.71
Canceled	(692)	22.60	(384)	2.57	(236)	2.12

Options outstanding, end of year	2,268	$7.40	3,210	$2.63	4,624	$1.98

Options exercisable, end of year	690	$3.30	259	$2.49	1,076	$1.72

    Options outstanding at December 29, 2000 have exercise prices ranging from $1.13 to $24.13 and a weighted average remaining contractual life of 7.9 years.

    The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Since options have been granted at not less than the market value on the date of grant, no compensation expense has been recognized for the stock options granted. Had the compensation cost of option grants been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's income and EPS, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	2000	1999	1998
Net income:
As reported	$24,859	$25,827	$3,666

Pro forma	$24,122	$23,030	$2,880

EPS as reported:
Basic	$0.78	$0.87	$0.14

Diluted	$0.74	$0.79	$0.13

Pro forma EPS:
Basic	$0.76	$0.78	$0.11

Diluted	$0.72	$0.71	$0.11

    In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	2000	1999	1998
Risk-free interest rate	6.40%	5.48%	5.23%
Expected life of options granted	10 years	10 years	10 years
Expected volatility of options granted	127.79%	82.67%	74.58%
Weighted average fair value of options granted	$19.55	$8.71	$7.88

7 Income taxes

    The provision for income taxes for the Company was as follows (in thousands):

	2000	1999	1998
Current taxes payable:
Federal	$8,607	$7,661	$2,388
State	1,284	834	350
Foreign	2,522	3,333	10

	12,413	11,828	2,748
Deferred	1,179	149	(273)

Total provision	$13,592	$11,977	$2,475

    A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	2000	1999	1998
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	0.5	1.6	4.3
Nondeductible loss in unconsolidated entity	1.3	1.7	1.9
Foreign tax effect	(3.4)	(8.3)	—
Other	2.9	2.7	0.1

Effective income tax rate	35.3%	31.7%	40.3%

    The components of the deferred tax asset (liability) were as follows (in thousands):

	December 29, 2000	December 31, 1999
Current:
Accounts receivable reserves	$793	$698
Inventory reserves	581	450
Accrued liabilities	571	751
Foreign net operating loss carryforward	429	1,000

Total current deferred tax asset	$2,374	$2,899

Long-term:
Depreciation and amortization	$(1,813)	$(1,159)
Gain on unconsolidated entity stock sale	(1,474)	(1,474)

Total long-term deferred tax liability	$(3,287)	$(2,633)

8 Related-party transactions

Operating lease

    The Company leases one of its manufacturing and office facilities from a partnership which is majority-owned by a significant shareholder and director of the Company. The Company believes the terms are equivalent to those that would be paid in an arm's-length transaction. Lease payments for 2000, 1999 and 1998 totaled $641,000, $719,000 and $775,000, respectively.

    Sales to Metacom Inc., a shareholder of the Company, totaled $354,000, $461,000 and $411,000 in 2000, 1999 and 1998, respectively.

9 Commitments and contingencies

Operating leases

    The Company is committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities. Future minimum lease obligations are as follows as of December 29, 2000 (in thousands):

2001	$5,217
2002	4,871
2003	4,098
2004	3,438
2005	3,089
Thereafter	22,435

$43,148

Ireland employment grants

    The Company and the Ireland businesses acquired have received employment grants from the Ireland Development Authority (IDA) totaling $3,454,000 during the period from 1995 through 2000.

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

    The Company recognizes income from the grants on a straight-line basis over the term of the grants. The income is included in selling, general and administrative expenses in the consolidated statements of operations.

401(k) plan

    The Company has a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 60 days of service with the Company. During 2000, 1999 and 1998, the Company's discretionary contributions totaled $665,000, $252,000 and $70,000, respectively.

Litigation

    The Company is involved in various claims arising in the normal course of business. In management's opinion, the final resolution of these claims should not have a material adverse effect on the Company's financial position or the results of its operations.

10 Quarterly financial data (unaudited)

    Unaudited quarterly data is as follows (in thousands, except per share data):

	Quarters Ended
	March 31	June 30	September 29	December 29
2000
Sales	$57,867	$63,254	$59,348	$58,621
Gross profit	18,686	20,280	16,875	15,685
Net income	6,394	7,798	5,457	5,210
Basic EPS	.20	.24	.17	.17
Diluted EPS	.19	.23	.16	.16
	Quarters Ended
	March 31	June 30	September 29	December 29
1999
Sales	$50,055	$57,041	$63,624	$67,978
Gross profit	12,036	17,524	20,558	23,798
Net income	1,968	4,918	7,453	11,488
Basic EPS	.07	.17	.25	.38
Diluted EPS	.06	.15	.23	.35

11 Industry segment and operations by geographic areas

    The Company operates in one industry segment. Prior to 1999, the Company operated predominantly in the United States. The geographic distributions of the Company's identifiable assets, operating income and revenues for 2000 and 1999 are summarized as follows (in thousands):

	2000	1999
Total revenues:
United States	$170,852	$161,488
Europe	62,646	75,543
Canada	22,108	17,789
Less—Intergeographic revenues	(16,516)	(16,122)

	$239,090	$238,698

Operating income:
United States	$32,406	$28,202
Europe	7,627	12,670
Canada	5,861	4,440
Less—Corporate, interest and other income (expense) and eliminations	(7,900)	(9,120)

	$37,994	$36,192

Assets:
United States	$58,119	$47,125
Europe	39,965	34,773
Canada	17,835	12,921

Total identifiable assets	115,919	94,819
Corporate assets and eliminations	52,016	47,485

	$167,935	$142,304

Capital expenditures:
United States	$7,675	$5,885
Europe	3,592	5,660
Canada	3,016	418

	$14,283	$11,963

Depreciation and amortization:
United States	$7,108	$6,455
Europe	1,679	1,269
Canada	971	246

	$9,758	$7,970

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Zomax Incorporated:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Zomax Incorporated incorporated by reference this Form 10-K and have issued our report thereon dated January 24, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

Minneapolis, Minnesota,
January 24, 2001

Zomax Incorporated

Schedule II  Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries	Balance at End of Period
Allowance for doubtful accounts:
For the year ended December 29, 2000	2,645,000	98,000	—	(335,000)	2,408,000
For the year ended December 31, 1999	2,035,000	1,953,000	—	(1,343,000)	2,645,000
For the year ended December 25, 1998	881,000	1,149,000	—	5,000	2,035,000

ZOMAX INCORPORATED
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:                                                                                             Commission File No. 0-28426
December 29, 2000

Exhibit Number		Description
2.1		Stock Purchase Agreement dated October 2, 1998 by and among the Company, Chumbo Holdings Corporation and the shareholders of Chumbo Holdings Corporation. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Stock Purchase Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated October 2, 1998).
2.2		Asset Purchase and Sale Agreement dated November 28, 1998 between the Company and Kao Infosystems Company. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Asset Purchase and Sale Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules. (2)
2.3		Asset Purchase and Sale Agreement dated November 28, 1998 between Zomax Canada Company and Kao Infosystems Canada, Inc. Upon the request of the Commission, the Registrant agrees to furnish a copy of the exhibits and schedules to the Asset Purchase and Sale Agreement, subject to requests for confidential treatment of certain information contained in such exhibits and schedules. (2)
2.4		Share Purchase and Sale Agreement dated November 28, 1998 between Primary Marketing Group Limited and Kao Corporation. (2)
3.1	*	Articles of Incorporation, as amended
3.2		Bylaws. (1)
4.1		Form of Stock Certificate. (1)
4.2		Articles of Incorporation (See Exhibit 3.1).
4.3		Bylaws (See Exhibit 3.2).
10.1		1996 Stock Option Plan, as amended through January 19, 2000, and Forms of Incentive and Nonqualified Stock Option Agreements (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1999).**
10.2		1996 Employee Stock Purchase Plan. (1)**
10.3		Lease between the Company and Nathan Lane Partnership, LLP dated January 1, 1995, as amended October 28, 1997 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, SEC File No. 333-2430 and Exhibit 10.15 to Annual Report on Form 10-KSB for the year ended December 26, 1997).
10.4		Employment Agreement with James T. Anderson dated January 1, 1999 (Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1999).**
10.5		License Agreement with U.S. Phillips Corporation effective January 1, 1996 (Incorporated by reference to Exhibit 10.7 to Registration Statement on form S-1, SEC File No. 333-2430).
10.6		License Agreement with Discovision Associates dated January 1, 1994 (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1, SEC File No. 333-2430).

E-1

10.7		Revolving Credit and Term Loan Agreement between the Company and Marquette Capital Bank dated December 31, 1995, as amended April 30, 1997 (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, SEC File No. 333-2430, and Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 27, 1997).
10.8		Lease between the Company and Chaboya Ranch dated June 5, 1997 (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 28, 1997).
10.9		Credit Agreement dated as of January 6, 1999 among the Company, Certain Lenders and General Electric Capital Corporation. (2)
10.10		Credit Agreement dated as of January 6, 1999 among Zomax Canada Company, Certain Lenders and General Electric Capital Canada Inc. (2)
21.1		Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 25, 1998)
23	*	Consent of Arthur Andersen LLP
24	*	Power of Attorney (included on signature page of this report)

*
Filed herewith.

**
Management agreement or compensatory plan or arrangement.

(1)
Incorporated by reference to the corresponding exhibit numbers to Form S-1 Registration Statement, SEC File No. 333-2430.

(2)
Incorporated by reference to exhibits to Current Report on Form 8-K/A-1 dated January 7, 1999.

E-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
ZOMAX INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets (In thousands)
ZOMAX INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except for per share data)
ZOMAX INCORPORATED AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (In thousands, except for per share data)
ZOMAX INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
ZOMAX INCORPORATED AND SUBSIDIARIES Notes to Consolidated Financial Statements December 29, 2000 and December 31, 1999
Zomax Incorporated Schedule II Valuation and Qualifying Accounts
ZOMAX INCORPORATED EXHIBIT INDEX TO FORM 10-K