Form 10-Q
period 2001-03-30
ZOMAX INC /MN/
filed 2001-05-14
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 30, 2001

Commission File Number 0-28429

ZOMAX INCORPORATED
(Name of registrant as specified in its charter)

MINNESOTA	41-1833089
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5353 NATHAN LANE PLYMOUTH, MN	55442
(Address of principal executive offices)	(zip code)

(763) 553-9300
(Registrant’s telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

As of May 4, 2001, the issuer had 32,148,095 shares of Common Stock, no par value, outstanding.

ZOMAX INCORPORATED
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED
Consolidated Balance Sheets
(In Thousands)

	Mar. 30, 2001	Dec. 29, 2000
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$66,561	$63,577
Accounts receivable, net of allowance for doubtful
accounts of $2,563 and $2,408	32,984	32,182
Inventories	9,229	13,992
Deferred income taxes	2,365	2,374
Prepaid and other expenses	3,305	3,543
Total current assets	114,444	115,668

Property and equipment, net	44,222	46,159
Investments in unconsolidated entity	4,831	5,031
Other assets	1,018	1,077
	$164,515	$167,935

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable	$3,514	$3,788
Accounts payable	16,710	21,968
Accrued expenses:
Accrued royalties	8,372	7,217
Accrued compensation	4,553	6,349
Other	2,750	3,212
Income taxes payable	4,081	3,262
Total current liabilities	39,980	45,796

Notes payable, net of current portion	5,343	6,757
Deferred income taxes	3,278	3,287
Shareholders' Equity:
Common stock, no par value, 100,000 authorized	59,607	58,456
shares, 32,148 and 31,737 shares issued
and outstanding
Retained earnings	62,307	58,093
Accumulated other comprehensive loss	(6,000)	(4,454)
Total shareholders' equity	115,914	112,095

	$164,515	$167,935

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED
Consolidated Statements of Operations
(Unaudited)
(In thousands, except for Per Share Data)

	Three Months Ended
	Mar. 30	Mar. 31
	2001	2000

Sales	$62,796	$57,867
Cost of sales	47,923	39,181
Gross profit	14,873	18,686
Selling, general and
administrative expenses	8,501	8,679
Operating income	6,372	10,007
Equity in losses of unconsolidated entity	(200)	(555)
Interest expense	(208)	(288)
Interest income	778	651
Other expense, net	(132)	(111)
Income before income taxes	6,610	9,704

Provision for income taxes	2,396	3,310

Net income	$4,214	$6,394

Earnings Per Share
Basic	$0.13	$0.20
Diluted	$0.13	$0.19

Weighted average common
shares outstanding	32,117	31,602
Dilutive effect of stock
options and warrants	770	2,212
Weighted average common
and diluted shares outstanding	32,887	33,814

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended
	Mar. 30	Mar. 31
	2001	2000
Operating Activities:
Net income	$4,214	$6,394
Adjustments to reconcile net income to net
cash provided by operating activities-
Depreciation and amortization	2,684	2,330
Equity in losses of unconsolidated entity	200	555
Changes in operating assets and liabilities:
Accounts receivable	(1,382)	(8,287)
Inventories	4,651	910
Prepaid and other expenses	172	(1,507)
Accounts payable	(4,877)	(1,743)
Accrued expenses	(397)	(5,940)
Income taxes payable	847	1,468

Net cash provided by (used in) operating activities	6,112	(5,820)

Investing Activities:
Purchases of property and equipment, net	(1,623)	(1,002)
Change in other assets	38	4

Net cash used in investing activities	(1,585)	(998)

Financing Activities:
Issuance of common stock	1,153	2,196
Repayment of notes payable	(1,630)	(969)
Net cash provided by (used in) financing activities	(477)	1,227

Effect of exchange rate changes on cash and cash equivalents	(1,066)	(640)

Net increase (decrease) in cash	2,984	(6,231)

Cash and Cash Equivalents:
Beginning of period	63,577	51,128
End of period	$66,561	$44,897

Supplemental Cash Flow Disclosures:
Cash paid for interest	$211	$288
Cash paid for income taxes	$1,578	$1,861

The accompanying notes are an integral part of these consolidated financial statements.

Zomax Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1.          Business Description

             Zomax Incorporated (Zomax or the Company) is a leading international outsource provider of process management services.  The Company’s fully integrated services include “front-end” e-commerce support; customer contact center and customer support solutions; DVD authoring services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; assembly; packaging; warehousing; distribution and fulfillment; and returned merchandise authorization (RMA) processing.

2.          Basis of Presentation

             The accompanying interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented.  Due principally to the seasonal nature of the Company’s business, results may not be indicative of results for a full year.  The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 29, 2000.

3.          Recently Issued Accounting Pronouncement

             Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective for years beginning after June 15, 2000 (fiscal 2001 for the Company).  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.  The adoption of SFAS No. 133 did not have a material effect on the Company’s financial position or results of operations.

4.          Shareholders’ Equity

             Effective August 11, 1999, the Company’s board of directors approved a 2-for-1 stock split effected as a stock dividend to shareholders.  On May 8, 2000, the Company’s board of directors approved a second 2-for-1 stock split effected as a stock dividend to shareholders.  All per share and share outstanding data in the consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect both stock splits.

             The Company’s board of directors authorized a stock repurchase plan in October 2000, which allows the Company to repurchase up to 2,000,000 common shares.  No shares were repurchased in the first quarter of 2001.

5.          Comprehensive Income

             The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands).

	Three Months Ended
	March 30, 2001	March 31, 2000

Net Income	$4,214	$6,394
Change in cumulative translation adjustment	(1,546)	(897)
Comprehensive income	$2,668	$5,497

6.          Industry Segment and Operations by Geographic Areas

             The Company operates in one industry segment.  The geographic distributions of the Company’s identifiable assets, operating income and revenues for the periods ended March 30, 2001 and March 31, 2000 are summarized as follows (in thousands):

	Three Months Ended
	March 30, 2001	March 31, 2000

Total revenues:
United States	$46,879	$42,191
Europe	14,479	15,113
Canada	6,636	5,927
Eliminations	(5,198)	(5,364)
	$62,796	$57,867

Operating income:
United States	$6,154	$8,653
Europe	872	2,909
Canada	1,353	1,474
Corporate and eliminations	(2,007)	(3,029)
	$6,372	$10,007

Captial expenditures:
United States	$436	$688
Europe	1,061	284
Canada	126	30
	$1,623	$1,002

Depreciation and amortization:
United States	$1,957	$1,688
Europe	420	432
Canada	307	210
	$2,684	$2,330

Assets:	March 30, 2001	March 31, 2000
United States	$56,837	$52,034
Europe	37,054	39,017
Canada	15,780	12,566
Total identifiable assets	109,671	103,617
Corporate and eliminations	54,844	38,350
Total assets	$164,515	$141,967

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

             The Company is a leading international outsource service provider of process management services.  The Company’s fully integrated services include: “front end” e-commerce support; customer contact center and customer support solutions; DVD authoring services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; CD and DVD printing; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing services.

             The Company recognizes revenue from its customers at the time merchandise is shipped or as services are rendered.  For certain customers, merchandise is invoiced upon completion of orders with shipment occurring based on subsequent written customer instructions.  In these cases, the customer accepts title to the goods as of the date of the Company’s invoice.

             The Company’s business has been characterized by short lead times for customer orders.  For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company’s backlog as of any particular date is not a meaningful indicator of future financial results.

Results of Operations

             Sales.  The Company’s sales were $62.8 million for the first quarter of 2001, an increase of 8.5% from $57.9 million in the first quarter of 2000.  The majority of the increase in sales was the result of an increase in CD and DVD related sales, although CD and DVD unit volume declined 3.1%.  The increase in sales, despite the decrease in units, resulted from a change in sales mix.  The Company’s sales mix included more lower margin materials and freight billings.

             Cost of sales.  Cost of sales as a percentage of sales was 76.3% and 67.7% for the first quarter of 2001 and 2000, respectively.  The first quarter increase in the cost of sales percentage was primarily due to the change in the mix of sales.  The Company’s sales mix for the first quarter of 2000 includes more lower margin materials and freight billings, as discussed above, while fixed costs increased due to CD/DVD manufacturing capacity expansion done last year, and the manufacturing facilities operating at lower utilizations.

             Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 13.5% and 15.0% for the first quarter of 2001 and 2000, respectively.  Selling, general and administrative expenses decreased $0.2 million in the first quarter of 2001 as compared to the first quarter of 2000.

                          Equity in losses of unconsolidated entity. The Company owns an equity interest in Microgistix, Inc. (formerly Chumbo Holdings Corporation), an Internet based reseller of software.  The Company accounts for this investment using the equity method of accounting and, accordingly, recognized a loss of $0.2 million in the first quarter of 2001 and a loss of $0.6 million in the first quarter of 2000, representing its share of the Microgistix’s net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

             Interest income and expense.  Interest income was $0.8 million and $0.7 million for the first quarter of 2001 and 2000, respectively.  Interest expense was $0.2 million and $0.3 million for the first quarter of 2001 and 2000, respectively.  Interest income increased due to higher cash balances.  There was a decrease in interest expense as a result of lower outstanding loan balances.

             Other expenses, net.  Other expense consists of foreign currency losses.

             Provision for income taxes.  The effective income tax rate for the first quarter of 2001 was 36.2%, as compared to 34.1% for the first quarter of 2000.  The increase in the effective income tax rate in 2001 is due to an increase in U.S. based income taxed at a higher rate.

             Net income.  Net income for the first quarter of 2001 was $4.2 million, a decrease of 34.1% from net income of $6.4 million in 2000.  Diluted earnings per share was $.13 for the first quarter of 2001, a decrease of 31.6% from diluted earnings per share of $.19 in first quarter of 2000.

Liquidity and Capital Resources

             As of March 30, 2001, the Company had working capital of $74.5 million, compared to working capital of $69.9 million as of December 29, 2000.  As of March 30, 2001, the Company had cash and cash equivalents totaling $66.6 million.

             Cash provided by operating activities for the first quarter of 2001 was $6.1 million, compared to cash used of $5.8 million during the first quarter of 2000.  The higher operating cash flow in 2001 was primarily due to a reduction of inventories and collection of related receivables.

             Cash used in investing activities during the first quarter of 2001 was $1.6 million, compared to $1.0 million in the first quarter of 2000.

             Cash used in financing activities during the first quarter of 2001 was $0.5 million compared to cash provided of $1.2 million during the first quarter of 2000.  In 2001, the Company received $1.2 million from the issuance of common stock compared to $2.2 million in 2000.  During the first quarter of 2001, the Company repaid principal on notes payable totaling $1.6 million as compared to $1.0 million in the first quarter of 2000.

             As of March 30, 2001, the Company had a revolving line of credit facility with available borrowings up to $25.0 million.  Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories.  There were no borrowings outstanding under the revolving line of credit facility at March 30, 2001.

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

Euro Currency Conversion

             On January 1, 1999, 11 of the 15 member countries of the European Union, including Ireland and Germany, adopted the “Euro” as their common legal currency.  The Euro trades on currency exchanges and is available for non-cash transactions.  From January 1, 2000 through January 1, 2002, each of the participating countries is scheduled to maintain its national (“legacy”) currency as legal tender for goods and services.  Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002.  The Company’s foreign operating subsidiaries affected by the Euro conversion are evaluating the business issues raised, including the competitive impact of cross-border price transparency.  The Company does not anticipate any significant near-term business ramifications; however, long-term implications such as the Euro currency conversion’s effect on accounting, treasury and computer systems are under review.

Inflation

             Historically, inflation has not had a material impact on the Company.  The cost of the Company’s products, however, is influenced by the cost of raw materials and labor.  There can be no assurance that the Company will be able to pass on any increased costs to its customers in the future.

Seasonality

             The demand for CDs and other multimedia consumer products is seasonal, with demand increase in the fall due to the new school year and holiday season purchases.  This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters generally being the strongest in terms of revenue.

Outlook

             The statements contained in this Outlook section and elsewhere in this Form 10-Q are based on current expectations.  These statements are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to its growth strategy, financial results, sales efforts and cash requirements.  There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including among others those identified below.

                          The Company believes the total number of CD/DVDs sold worldwide will continue to grow into 2002.  Unit prices may continue to decline given the overcapacity state of the industry.  The Company believes it has the personnel, strategies and financial strength in place to support the expected increase in sales growth with a minimum increase in salaried personnel.  However, increases in the Company’s sales and its ability to be a leader in the industry depends on its ability to effectively manage industry changes as well as its own growth and organizational changes.

             If CD market demand does not continue to grow as expected or declines, revenue growth would be directly and adversely impacted and the manufacturing capacity installed will be underutilized.  Pricing strategies of competitors and general economic factors, such as consumer confidence and inflation, directly impact the Company.  A substantial part of the Company’s revenue is derived from a small number of key customers, and revenues will be significantly lower than expected if the Company cannot keep these customers.  In addition, if the Company does not respond rapidly to technological changes, it may lose customers, which will cause a significant decrease in revenue.  The Company operates several facilities in California which are subject to the current California power restrictions.

             On April 27, 2001, the Company decided to close its German facility effective June 30, 2001.  The facility primarily duplicated and packaged diskettes for one customer who has transitioned from diskettes to CD’s.  The Company does not have CD replication equipment in Germany.  The estimated cost of closing the facility is not expected to be material to the consolidated financial statements.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Foreign Currency. A portion of the Company’s operations are located in foreign jurisdictions, including Ireland, Canada and Germany.  The Company’s financial results could be significantly affected by factors, including, but not limited to, changes in foreign currency or weak economic conditions in foreign markets.  In addition, product sales and services are affected by the value of the U.S. dollar relative to other currencies.

                          Foreign currency gains and losses are reflected in the Company’s financial statements.  The net exchange loss was $0.1 million for the first quarter ended March 30, 2001.  The Company believes that it will continue to incur exchange gains and losses from foreign operations in the future.

             Interest. As of March 30, 2001, the Company had total outstanding debt of $8.9 million, which bear interest rates that are tied to the prime rate or LIBOR.  Therefore, the Company is subject to exposure to interest rate risk for these borrowings based on fluctuations in the interest rates.  Based upon the outstanding indebtedness, an increase in the interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $0.1 million.

PART II - OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits.

                           None

             (b)        Reports on Form 8-K.

                           None

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOMAX INCORPORATED

Date: May 14, 2001	By:	/s/ James T. Anderson
James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ James E. Flaherty
James E. Flaherty Chief Financial Officer (principal financial and accounting officer)