Form 10-Q
period 2001-06-30
ZOMAX INC /MN/
filed 2001-08-10
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 29, 2001
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

As of August 3, 2001, the issuer had 32,393,600 shares of Common Stock, no par value, outstanding.

ZOMAX INCORPORATED
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED
Consolidated Balance Sheets
(In Thousands)

ASSETS	June 29, 2001 (Unaudited)	December 29, 2000

Current Assets:
Cash and cash equivalents	$73,176	$63,577
Accounts receivable, net	29,734	32,182
Inventories	8,662	13,992
Deferred income taxes	2,372	2,374
Prepaid and other assets	3,761	3,543

Total current assets	117,705	115,668

Property and equipment, net	43,198	46,159
Investments in unconsolidated entity	4,675	5,031
Other assets	963	1,077

	$166,541	$167,935

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable	$3,270	$3,788
Accounts payable	17,025	21,968
Accrued expenses:
Accrued royalties	8,573	7,217
Accrued compensation	6,294	6,349
Other liabilities	1,824	3,212
Income taxes payable	2,178	3,262

Total current liabilities	39,164	45,796

Notes payable, net of current portion	5,248	6,757
Deferred income taxes	3,285	3,287
Shareholders' Equity:
Common stock, no par value, 100,000 authorized shares, 32,199 and 31,737 shares issued and outstanding	59,709	58,456
Retained earnings	65,790	58,093
Accumulated other comprehensive loss	(6,655)	(4,454)

Total shareholders' equity	118,844	112,095

	$166,541	$167,935

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED
Consolidated Statements of Operations
(Unaudited)
(In thousands, except for Per Share Data)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Sales	$51,815	$63,255	$114,611	$121,122
Cost of sales	38,887	42,975	86,810	82,156

Gross profit	12,928	20,280	27,801	38,966
Selling, general and administrative expenses	7,795	8,542	16,296	17,221

Operating income	5,133	11,738	11,505	21,745
Equity in losses of unconsolidated entity	(157)	(259)	(357)	(814)
Interest expense	(158)	(289)	(366)	(577)
Interest income	739	774	1,517	1,425
Other income (expense), net	(92)	196	(224)	85

Income before income taxes	5,465	12,160	12,075	21,864

Provision for income taxes	1,982	4,362	4,378	7,672

Net income	$3,483	$7,798	$7,697	$14,192

Earnings per share
Basic	$0.11	$0.24	$0.24	$0.45

Diluted	$0.11	$0.23	$0.24	$0.42

Weighted average common shares outstanding	32,165	31,846	31,981	31,724

Dilutive effect of stock options and warrants	714	1,996	688	2,098

Weighted average common and diluted shares outstanding	32,879	33,842	32,669	33,822

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended

	June 29,	June 30,
	2001	2000

Operating Activities:
Net income	$7,697	$14,192

Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	5,412	4,608
Equity in losses of unconsolidated entity	357	813
Changes in operating assets and liabilities:
Accounts receivable	1,638	(839)
Inventories	5,168	536
Prepaid and other assets	(312)	(2,300)
Accounts payable	(4,419)	(4,124)
Accrued expenses	658	(3,632)
Income taxes payable	(1,058)	5,343

Net cash provided by operating activities	15,141	14,597

Investing Activities:
Purchase of property and equipment	(3,425)	(2,681)
Change in other assets	73	(16)

Net cash used in investing activities	(3,352)	(2,697)

Financing Activities:
Issuance of common stock	1,253	2,470
Repayment of notes payable	(2,011)	(1,965)

Net cash provided by (used in) financing activities	(758)	505

Effect of exchange rate changes on cash and cash equivalents	(1,432)	(766)

Net increase in cash	9,599	11,639

Cash and Cash Equivalents:
Beginning of period	63,577	51,128

End of period	$73,176	$62,767

Supplemental Cash Flow Disclosures:
Cash paid for interest	$366	$548

Cash paid for income taxes	$4,550	$2,356

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

             In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”).  FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective December 29, 2001.  The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective December 29, 2001 will have on its results of operations and financial position.

4.          Shareholders’ Equity

             On May 8, 2000, the Company’s board of directors approved a second 2-for-1 stock split effected as a stock dividend to shareholders.  All per share and share outstanding data in the consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect the stock split.

             The Company’s board of directors authorized a stock repurchase plan in October 2000, which allows the Company to repurchase up to 2,000,000 common shares.  No shares have been  repurchased during 2001.

5.          Comprehensive Income

             The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands).

	Three Months Ended		Six Months Ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Net income	$3,483	$7,798	$7,697	$14,192
Change in cumulative translation adjustment	(655)	(96)	(2,201)	(993)

Comprehensive income	$2,828	$7,702	$5,496	$13,199

6.          Industry Segment and Operations by Geographic Areas

             The Company operates in one industry segment.  The geographic distributions of the Company’s identifiable assets, operating income and sales for the periods ended June 29, 2001 and June 30, 2000 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Total sales:
United States	$41,513	$44,801	$88,391	$86,904
Europe	11,410	16,831	25,889	31,926
Canada	2,954	4,962	9,590	10,866
Less - Intergeographic sales	(4,062)	(3,339)	(9,259)	(8,574)

	$51,815	$63,255	$114,611	$121,122

Operating income:
United States	$5,716	$9,357	$11,895	$18,052
Europe	388	1,735	1,259	4,722
Canada	284	1,407	1,690	2,721
Corporate and eliminations	(1,255)	(761)	(3,339)	(3,750)

	$5,133	$11,738	$11,505	$21,745

Captial expenditures:
United States	$296	$775	$733	$2,005
Europe	1,449	517	2,515	398
Canada	51	248	177	278

	$1,796	$1,540	$3,425	$2,681

Depreciation and amortization
United States	$1,961	$1,650	$3,919	$3,330
Europe	452	418	877	824
Canada	309	208	616	454

	$2,722	$2,276	$5,412	$4,608

Assets:
United States			$51,620	$46,882
Europe			35,362	39,657
Canada			16,214	12,868
Total identifiable assets			103,196	99,407
Corporate assets and eliminations			63,345	52,832

Total assets			$166,541	$152,239

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

             Sales.  The Company’s sales were $51.8 million for the second quarter of 2001, a decrease of 18.2% from $63.3 million in the second quarter of 2000.  For the six months ended June 29, 2001, sales were $114.6 million, a decrease of 5.4% from sales of $121.1 million for the same period of 2000.  The majority of the 18.2% decrease in second quarter sales relates to a decrease in CD and DVD related sales, although CD and DVD unit volume declined 25.7%.  Customer contact center sales decreased 10.8%, and diskettes, audio cassettes, RMA, and other sales decreased 3.2%.  The decrease in sales resulted primarily from an economic slowdown in the PC and software markets.  The Company’s sales mix included more lower margin materials and freight billings.

             Cost of sales.  Cost of sales as a percentage of sales was 75.0% and 67.9% for the second quarter of 2001 and 2000, respectively.  For the first six months of 2001 and 2000, cost of sales as a percentage of net sales were 75.7% and 67.8%, respectively.  The second quarter increase in the cost of sales percentage was primarily due to the change in the mix of sales.  The Company’s sales mix for the second quarter of 2001 included more lower margin materials and freight billings, while fixed costs increased due to CD/DVD manufacturing capacity expansion completed last year and manufacturing facilities operating at lower utilizations.

             Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 15.0% and 13.5% for the second quarter of 2001 and 2000, respectively.  For the first six months of 2001 and 2000, selling, general and administrative expenses were 14.2% of net sales.  Selling, general and administrative expenses decreased $0.7 million to $7.8 million in the second quarter of 2001, as compared to $8.5 million in the second quarter of 2000.

             Equity in losses of unconsolidated entity. The Company owns an equity interest in Microgistix, Inc. (formerly Chumbo Holdings Corporation), an Internet based reseller of software.  The Company accounts for this investment using the equity method of accounting and, accordingly, recognized a loss of $0.2 million in the second quarter of 2001 and a loss of $0.3 million in the second quarter of 2000.  This loss represents its share of the Microgistix’s net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.  For the first six months of 2001 and 2000, the net loss from Microgistix was $0.4 million and $0.8 million, respectively.

             Interest income and expense.  Interest income was $0.7 million and $0.8 million for the second quarter of 2001 and 2000, respectively.  For the first six months of 2001, interest income was $1.5 million compared to $1.4 million for the same period in 2000.  Interest expense was $0.2 million and $0.3 million for the second quarter of 2001 and 2000, respectively.  For the first six months of 2001, interest expense was $0.4 million compared to $0.6 million for the same period in 2000.  Interest income decreased due to the lowering of interest rates.  There was a decrease in interest expense as a result of lower outstanding loan balances.

             Other expenses, net.  Other expense consists of foreign currency losses.

             Provision for income taxes.  The effective income tax rate for the second quarter of 2001 was 36.3%, as compared to 35.9% for the second quarter of 2000.  The increase in the effective income tax rate in 2001 is due to an increase in U.S. based income taxed at a higher rate.

             Net income.  Net income for the second quarter of 2001 was $3.5 million, a decrease of 55.3% from net income of $7.8 million in 2000.  Diluted earnings per share was $.11 for the second quarter of 2001, a decrease of 52.2% from diluted earnings per share of $.23 in second quarter of 2000.

Liquidity and Capital Resources

             As of June 29, 2001, the Company had working capital of $78.5 million, compared to working capital of $69.9 million as of December 29, 2000.  As of June 29, 2001, the Company had cash and cash equivalents totaling $73.2 million.

             Cash provided by operating activities for the first six months of 2001 was $15.1 million, compared to $14.6 million during the first six months of 2000.  The higher operating cash flow in 2001 was primarily due to a reduction of inventories and collection of receivables.

             Cash used in investing activities during the first six months of 2001 and 2000 was $3.4 million and $2.7 million, respectively.  The cash used was primarily for the purchase of property and equipment in both periods.

             Cash used in financing activities during the first six months of 2001 was $0.8 million compared to cash provided of $0.5 million during the first six months of 2000.  In 2001, the Company received $1.3 million from the issuance of common stock, compared to $2.5 million in 2000.  The Company repaid principal on notes payable totaling $2.0 million in the first six months of both 2001 and 2000.

             As of June 29, 2001, the Company had a revolving line of credit facility with available borrowings up to $25.0 million.  Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories.  There were no borrowings outstanding under the revolving line of credit facility at June 29, 2001.

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

Euro Currency Conversion

             On January 1, 1999, 11 of the 15 member countries of the European Union, including Ireland, adopted the “Euro” as their common legal currency.  The Euro trades on currency exchanges and is available for non-cash transactions.  From January 1, 2000 through January 1, 2002, each of the participating countries is scheduled to maintain its national (“legacy”) currency as legal tender for goods and services.  Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002.  The Company’s foreign operating subsidiaries affected by the Euro conversion are evaluating the business issues raised, including the competitive impact of cross-border price transparency.  The Company does not anticipate any significant near-term business ramifications; however, long-term implications such as the Euro currency conversion’s effect on accounting, treasury and computer systems are under review.

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

             The Company believes the worldwide demand for CD/DVDs has declined due to the economic slowdown in the PC and software markets.  Unit prices may continue to decline given the overcapacity state of the industry.

             If CD market demand continues to decline, the Company’s revenues will be directly and adversely impacted and the manufacturing capacity installed will be underutilized.  Pricing strategies of competitors and general economic factors, such as consumer confidence and inflation, directly impact the Company.  A substantial part of the Company’s revenue is derived from a small number of key customers, and revenues will be significantly lower than expected if the Company cannot retain these customers.  In addition, if the Company does not respond rapidly to technological changes, it is subject to the loss of some of its customer base, which will materially and adversely effect revenue.  The Company operates several facilities in California, which are subject to the current California power restrictions, and any significant loss of manufacturing time will decrease revenues.

             On June 29, 2001, the Company closed its German facility, which primarily duplicated and packaged diskettes for one customer.  The customer has transitioned from diskettes to CD’s and the Company does not have CD replication equipment in Germany.  The cost of closing the facility is not material to the consolidated financial statements.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Foreign Currency. A portion of the Company’s operations are located in foreign jurisdictions, including Ireland and Canada.  The Company’s financial results could be significantly affected by factors, including, but not limited to, changes in foreign currency or weak economic conditions in foreign markets.  In addition, product sales and services are affected by the value of the U.S. dollar relative to other currencies.

             Foreign currency gains and losses are reflected in the Company’s financial statements.  The net exchange loss was $0.1 million for the second quarter ended June 29, 2001.  The Company believes that it will continue to incur exchange gains and losses from foreign operations in the future.

             Interest. As of June 29, 2001, the Company had total outstanding debt of $8.5 million, with interest rates that are tied to the prime rate or LIBOR.  Therefore, the Company is subject to exposure to interest rate risk for these borrowings based on fluctuations in the interest rates.  Based upon the outstanding indebtedness as of June 29, 2001, an increase in the interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $0.1 million.

              PART II - OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

             On January 1, 2001 and March 1, 2001, the Company issued an option to purchase 20,000 shares of common stock for $4.75 and $5.41 per share, respectively to each of two employees.  The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting was held on April 24, 2001.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.

             The shareholders set the number of directors at six (6) by a vote of 28,772,886 share in favor, with 535,882 shares voted against and 75,414 shares abstaining.  The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

Nominees	Votes For	Votes Witheld

James T. Anderson	25,802,660	3,581,522

Anthony Angelini	25,916,859	3,467,323

Robert Ezrilov	28,657,411	726,771

Philip T. Levin	28,958,872	425,310

Howard P. Liszt	28,998,444	385,738

Janice Ozzello Wilcox	28,997,837	386,345

             The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for the Company by a vote of 29,139,270 shares in favor, 193,757 shares against, and 51,155 shares abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

None

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOMAX INCORPORATED

Date: August 10, 2001	By:	/s/ James T. Anderson

James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ James E. Flaherty

James E. Flaherty Chief Financial Officer (principal financial and accounting officer)