Form 10-Q
period 2001-09-28
ZOMAX INC /MN/
filed 2001-11-13
CIK 1010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 28, 2001

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

Yes ☒    No ☐

As of November 1, 2001, the issuer had 32,803,600 shares of Common Stock, no par value, outstanding.

ZOMAX INCORPORATED

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

Consolidated Balance Sheets

(In Thousands)

	Sept. 28, 2001 (Unaudited)	Dec. 29, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$70,447	$63,577
Accounts receivable, net	28,108	32,182
Inventories	9,385	13,992
Deferred income taxes	2,364	2,374
Prepaid and other assets	3,111	3,543
Total current assets	113,415	115,668

Property and equipment, net	42,385	46,159
Investments in unconsolidated entity	4,500	5,031
Other assets	1,080	1,077
	$161,380	$167,935

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable	$2,981	$3,788
Accounts payable	13,335	21,968
Accrued expenses:
Accrued royalties	5,278	7,217
Accrued compensation	4,102	6,349
Other liabilities	1,731	3,212
Income taxes payable	2,892	3,262
Total current liabilities	30,319	45,796

Notes payable, net of current portion	4,472	6,757
Deferred income taxes	3,276	3,287
Shareholders' Equity:
Common stock, no par value, 100,000 authorized shares, 32,399 and 31,737 shares issued and outstanding	60,446	58,456
Retained earnings	67,655	58,093
Accumulated other comprehensive loss	(4,788)	(4,454)
Total shareholders' equity	123,313	112,095
	$161,380	$167,935

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED

Consolidated Statements of Operations

(Unaudited)

(In Thousands, except for Per Share Data)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000

Sales	$45,829	$59,348	$160,440	$180,470
Cost of sales	36,077	42,473	122,888	124,629
Gross profit	9,752	16,875	37,552	55,841
Selling, general and administrative expenses	7,435	7,948	23,730	25,169
Operating income	2,317	8,927	13,822	30,672
Equity in losses of unconsolidated entity	(174)	(529)	(531)	(1,343)
Interest expense	(126)	(273)	(491)	(850)
Interest income	645	845	2,162	2,270
Other income (expense), net	266	(158)	41	(73)
Income before income taxes	2,928	8,812	15,003	30,676

Provision for income taxes	1,063	3,355	5,441	11,027

Net income	$1,865	$5,457	$9,562	$19,649

Earnings per share
Basic	$0.06	$0.17	$0.30	$0.62
Diluted	$0.06	$0.16	$0.29	$0.58

Weighted average common shares outstanding	32,379	32,312	32,221	31,920
Dilutive effect of stock options and warrants	832	1,493	776	1,896
Weighted average common and diluted shares outstanding	33,211	33,805	32,997	33,816

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000
Operating Activities:
Net income	$9,562	$19,649
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	8,058	7,087
Equity in losses of unconsolidated entity	531	1,343
Tax benefits from employee stock option plan	-	5,900
Changes in operating assets and liabilities:
Accounts receivable	3,774	(8,580)
Inventories	4,538	615
Prepaid and other assets	397	(2,206)
Accounts payable	(8,404)	1,405
Accrued expenses	(5,151)	(3,603)
Income taxes payable	(349)	2,216

Net cash provided by operating activities	12,956	23,826

Investing Activities:
Purchase of property and equipment	(4,647)	(14,010)
Change in other assets	(62)	(5)

Net cash used in investing activities	(4,709)	(14,015)

Financing Activities:
Issuance of common stock	1,990	4,081
Repayment of notes payable	(3,032)	(2,961)
Net cash provided by (used in) financing activities	(1,042)	1,120

Effect of exchange rate changes on cash and cash equivalents	(335)	(2,094)

Net increase in cash	6,870	8,837

Cash and Cash Equivalents:
Beginning of period	63,577	51,128
End of period	$70,447	$59,965

Supplemental Cash Flow Disclosures:
Cash paid for interest	$496	$886
Cash paid for income taxes	$4,899	$2,970

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

3.             Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended, is effective for years beginning after June 15, 2000 (fiscal 2001 for the Company).  SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.  The adoption of SFAS 133 did not have a material effect on the Company’s financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective the first day of fiscal 2002.  The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective the first day of fiscal 2002 will have on its results of operations and financial position.

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

	Three Months Ended		Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000

Net income	$1,865	$5,457	$9,562	$19,649
Change in cumulative translation Adjustment	1,867	(2,057)	(334)	(3,050)
Comprehensive income	$3,732	$3,400	$9,228	$16,599

6.             Industry Segment and Operations by Geographic Areas

The Company operates in one industry segment.  The geographic distributions of the Company's identifiable assets, operating income and sales for the periods ended September 28, 2001 and September 29, 2000 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000
Total sales:
United States	$37,366	$42,431	$125,758	$129,292
Europe	9,554	15,045	35,443	46,954
Canada	4,511	5,257	14,100	16,183
Less - Intergeographic sales	(5,602)	(3,385)	(14,861)	(11,959)
	$45,829	$59,348	$160,440	$180,470

Operating income:
United States	$3,603	$7,893	$15,279	$25,944
Europe	(14)	1,132	1,245	5,854
Canada	724	1,648	2,415	4,369
Corporate and eliminations	(1,996)	(1,746)	(5,117)	(5,495)
	$2,317	$8,927	$13,822	$30,672

Captial expenditures:
United States	$335	$6,312	$1,053	$8,317
Europe	$671	2,299	3,342	2,697
Canada	75	2,718	252	2,996
	$1,081	$11,329	$4,647	$14,010

Depreciation and amortization
United States	$1,871	$1,823	$5,790	$5,153
Europe	466	446	1,343	1,270
Canada	309	210	925	664
	$2,646	$2,479	$8,058	$7,087

Assets:
United States			$50,918	$55,095
Europe			36,465	38,363
Canada			16,466	15,432
Total identifiable assets			103,849	108,890
Corporate assets and eliminations			57,531	54,347
Total assets			$161,380	$163,237

ITEM  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Sales.  The Company’s sales were $45.8 million for the third quarter of 2001, a decrease of 22.8% from $59.3 million in the third quarter of 2000.  The majority of the 22.8% decrease in third quarter sales relates to a decrease of 25.2% in CD related sales.  Customer contact center, assembly and other sales decreased 14.7%.  For the nine months ended September 28, 2001, sales were $160.4 million, a decrease of 11.1% from sales of $180.5 million for the same period of 2000.  The decrease in sales resulted primarily from an economic slowdown in the PC and software markets.

Cost of sales.  Cost of sales as a percentage of sales was 78.7% and 71.6% for the third quarter of 2001 and 2000, respectively.  The third quarter increase in the cost of sales as a percentage of sales was primarily due to the change in the mix of sales and pricing pressures.  The Company’s sales mix for the third quarter of 2001 included an increase in lower margin materials and freight billings, while fixed costs increased as a percentage of sales due to CD/DVD manufacturing capacity expansion completed last year and manufacturing facilities operating at lower utilizations.  For the first nine months of 2001 and 2000, cost of sales as a percentage of sales were 76.6% and 69.1%, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 16.2% and 13.4% for the third quarter of 2001 and 2000, respectively.  Selling, general and administrative expenses decreased $0.5 million to $7.4 million in the third quarter of 2001, as compared to $7.9 million in the third quarter of 2000.  For the first nine months of 2001 and 2000, selling, general and administrative expenses as a percentage of sales were 14.8% and 13.9%, respectively.

Equity in losses of unconsolidated entity. The Company owns an equity interest in Microgistix, Inc. (formerly Chumbo Holdings Corporation), an Internet based reseller of software.  The Company accounts for this investment using the equity method of accounting and, accordingly, recognized a loss of $0.2 million in the third quarter of 2001 and a loss of $0.5 million in the third quarter of 2000.  This loss represents its share of the Microgistix’s net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.  For the first nine months of 2001 and 2000, the net loss from Microgistix was $0.5 million and $1.3 million, respectively.

Interest income and expense.  Interest income was $0.6 million and $0.8 million for the third quarter of 2001 and 2000, respectively.  Interest expense was $0.1 million and $0.3 million for the third quarter of 2001 and 2000, respectively.  For the first nine months of 2001, interest income was $2.2 million compared to $2.3 million for the same period in 2000.  For the first nine months of 2001, interest expense was $0.5 million compared to $0.9 million for the same period in 2000.  Interest income decreased due to lower interest rates.  There was a decrease in interest expense as a result of lower outstanding loan balances and lower interest rates.

Other income (expenses), net.  Other income/expense consists of foreign currency gains/losses.

Provision for income taxes.  The effective income tax rate for the third quarter of 2001 was 36.3%, as compared to 38.1% for the third quarter of 2000.  The decrease in the effective income tax rate in 2001 is due to a decrease in U.S. based income, which is taxed at a higher rate.  For the first nine months of 2001, the effective income tax rate was 36.3% compared to 36.0%  for the same period in 2000.

Net income.  Net income for the third quarter of 2001 was $1.9 million, a decrease of 65.8% from net income of $5.5 million in 2000.  Diluted earnings per share was $.06 for the third quarter of 2001, a decrease of 62.5% from diluted earnings per share of $.16 in third quarter of 2000.

Liquidity and Capital Resources

                As of September 28, 2001, the Company had working capital of $83.1 million, compared to working capital of $69.9 million as of December 29, 2000.  As of September 28, 2001, the Company had cash and cash equivalents totaling $70.4 million.

Cash provided by operating activities for the first nine months of 2001 was $13.0 million, compared to $23.8 million during the first nine months of 2000.  The lower operating cash flow in 2001 was primarily due to the decrease in net income.

                Cash used in investing activities during the first nine months of 2001 and 2000 was $4.7 million and $14.0 million, respectively.  The cash used in both periods was primarily for the purchase of property and equipment.

                Cash used in financing activities during the first nine months of 2001 was $1.0 million, compared to cash provided of $1.1 million during the first nine months of 2000.  In 2001, the Company received $2.0 million from the issuance of common stock, compared to $4.1 million in 2000.  The Company repaid principal on notes payable totaling $3.0 million in the first nine months of both 2001 and 2000.

As of September 28, 2001, the Company had a revolving line of credit facility with available borrowings up to $25.0 million.  Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories.  There were no borrowings outstanding under the revolving line of credit facility at September 28, 2001.

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

If CD market demand continues to decline, the Company’s revenues will be directly and adversely impacted and the manufacturing capacity installed will be further underutilized.  Pricing strategies of competitors and general economic factors, such as consumer confidence and inflation, directly impact the Company.  A substantial part of the Company’s revenue is derived from a small number of key customers, and revenues will be significantly lower than expected if the Company cannot retain these customers.  In addition, if the Company does not respond rapidly to technological changes, it is subject to the loss of some of its customer base, which will materially and adversely effect revenue.

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

Foreign currency gains and losses are reflected in the Company’s financial statements.  The net exchange gain was $0.3 million for the third quarter ended September 28, 2001.  The Company believes that it will continue to incur exchange gains and losses from foreign operations in the future.

Interest. As of September 28, 2001, the Company had total outstanding debt of $7.5 million, with interest rates that are tied to the prime rate or LIBOR.  Therefore, the Company is subject to exposure to interest rate risk for these borrowings based on fluctuations in the interest rates.  Based upon the outstanding indebtedness as of September 28, 2001, an increase in the interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $0.1 million.

 PART II - OTHER INFORMATION

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 9, 2001, the Company issued to two employees ten year options to purchase 422,561 and 270,439 shares of common stock for $5.86 per share, respectively.  Each of the employee’s options will vest and become exercisable over four years.  Also, on August 1, 2001, the Company issued to an employee a ten year option to purchase 50,000 shares of common stock for $5.86 per share, which vest and become exercisable over five years.  The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

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

ZOMAX INCORPORATED

Date: November 12, 2001	By:	/s/ James T. Anderson
James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ J. John Gelp
J. John Gelp, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)