Form 10-K405
period 2001-12-28
ZOMAX INC /MN/
filed 2002-03-28
CIK 1010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2001

or

☐                                  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to               .

Commission File Number:  0-28426

ZOMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Minnesota

No. 41-1833089

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
5353 Nathan Lane, Plymouth, MN 55442
(Address of Principal Executive Offices)

Registrant’s telephone number (763) 553-9300

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES☒  NO☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the voting stock held by non-affiliates was $203.7 million based on the closing sale price of the Company’s Common Stock as reported on the Nasdaq Stock Market on March 6, 2002.

The number of shares outstanding of the registrant’s common stock as of March 6, 2002: 32,998,865 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002, are incorporated by reference into Part III of this report.

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

The Company services a broad customer base, including Microsoft®, Logitech®, Apple®, Novell®, Hewlett Packard® and Gateway®.  The Company has demonstrated an ability to provide consistently high quality products and services in a short turnaround time.  Zomax believes its high level of customer service and responsiveness to customers’ needs provides it with a competitive advantage which differentiates the Company from its competitors.  The Company was established in 1996 and currently has eight offices and facilities with approximately 1,300 employees located in the United States, Canada and Ireland.

To enhance its position as a leading outsource service provider, Zomax has expanded its geographic presence and outsource services by acquiring production capacity as well as customer contact centers, distribution and RMA capabilities.  The Company believes that its acquisitions have enabled it to provide additional integrated services, create an opportunity to attract new customers and cross-market its services to existing customers.

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

During the 1990s, CD-ROM became the dominant medium for software distribution nearly replacing diskettes.  Industry analysts expect DVD-ROM to supplement and eventually replace CD-ROM.  The increased storage capacity allows DVD-ROM to be the natural replacement for CD-ROM as programs expand and require more storage capacity.  DVD-ROM growth has been slow in the industry to date with CD-ROM dominating the medium.

The fulfillment segment of process management services had been experiencing growth due to the Internet but has slowed due to the recent economic recession.  Analysts are projecting worldwide commerce on the Internet will resume growth when the economy improves although growth rates previously experienced may not be repeated.

        Some software publishers and computer hardware OEMs still dedicate in-house resources to manufacturing and fulfillment.  However, demand exists for outsource services from providers who can reliably manufacture and process multimedia products within short turnaround times.  The same factors that have led to the trend of more outsourcing are driving consolidation in the industry as many small local and regional service providers find it increasingly difficult to access the capital required to invest in new capital equipment and additional value-added services.  Industry analysts predict the consolidation of the industry will accelerate as marginal companies struggle to compete during the economic downturn.

Services

      The Company offers a comprehensive range of process management services. These value-added services cover each aspect of a software product’s life cycle.  Customers can engage Zomax on a service-by-service basis, depending on their needs.  In all cases, Zomax’s project management maintains regular contact with customers and coordinates all services provided.  With the breadth of services offered by the Company, customers can bring their end products to market without ever handling the product themselves.

        Customer Contact Centers.  The Company offers complete front-end e-commerce and customer contact centers which include program management, call center operations, financial services, fulfillment and information systems.  The customer contact centers provide various levels of customer support, first level technical support and outbound telemarketing services covering sixteen languages.  The Company is in direct contact with its customers’ customers.

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

        Replication.  CDs and DVDs are replicated using an integrated robotic line process which incorporates plastic injection molding, metalizing, lacquering and inspection equipment.  The replication process begins with the injection of high quality, CD-grade polycarbonate into the mold cavity where the metal stamper has been mounted. The top surface of the molded clear polycarbonate disc containing all of the digitized data is then covered with a metallic coating to provide for reflection of the reading laser beam in the player.  A thin layer of lacquer is then applied over the metal to protect it and to serve as a base for printing on the disc.  Unacceptable CDs and DVDs are detected and discarded through an automated, in-line inspection process.  The Company currently has a combination of CD and DVD production lines at its facilities.

        CD and DVD Printing.  Printing is performed in batches off-line in order to take advantage of the high speed nature of the printing process while avoiding the production delays typically required for printer setup.  The Company’s printing equipment includes screen printing presses with capabilities of up to six-color printing.  Automated label and print quality inspection equipment is integrated with the screen printers to ensure high quality control and reduce the need for manual quality inspection.

        Packaging.  The Company has automated equipment to provide for commonly requested packaging configurations.  Currently, standard CD packaging configurations include the plastic “jewel box” with customer or Zomax supplied print material in the bottom and top of the box and paper or chipboard sleeves.  For non-automated assembly requirements, the Company provides a full range of hand assembly options.  As part of its dedication to be a full-service provider, the Company works with its customers to develop sophisticated retail packaging configurations.

        Warehousing and Inventory Management.  To assist customers in minimizing costs and reducing time to market, Zomax offers comprehensive warehousing and inventory management services.  Increasingly, the Company is warehousing products for customers and shipping those products directly into the customers’ distribution channels.   The Company believes this service provides customers with a more comprehensive solution and enables them to be more responsive to market demands.

        Distribution and Fulfillments.  The Company offers its customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers’ inventory requirements.  Zomax can accommodate large shipments to distribution centers and receive and fulfill same-day orders to individual locations.

        RMA Processing.  Zomax employees receive, sort, count, recycle, reprice, repackage and redistribute returned, obsolete or excess software merchandise.  The Company also receives, tests and redistributes hardware products.  A customer can maximize its operating efficiencies by using Zomax to coordinate RMA processing with inventory management and replication orders.

Customers and Markets

        The Company markets and sells multimedia services to a variety of customers, including software publishers, computer manufacturers, Internet companies, book publishers, independent record labels, marketing groups and data base suppliers.  Zomax currently services a broad customer base in these industry segments including Microsoft.

The Company is an authorized replicator of Microsoft, which allows the Company to replicate Microsoft products for any authorized distributor.  The Company is also authorized to perform fulfillment services for Microsoft licensed OEMs.  These arrangements are pursuant to annual agreements with Microsoft.  The Company expects, but cannot guarantee, that these agreements will be renewed.  The Company also provides certain telemarketing and fulfillment services to Microsoft under a one-year Master Services Agreement, which expires in June 30, 2002.

The Company expects, but cannot guarantee, that this agreement will be renewed. During 2001, 2000 and 1999, revenues derived from all of Microsoft activities accounted for 35%, 40% and 39%, respectively, of the Company’s consolidated sales.

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

        The Company employs a direct sales staff that is responsible for maintaining relationships with existing customers and developing new business relationships.  The Company has a direct sales staff, supported by a project management staff that are responsible for ensuring that each order is processed on a timely basis, all required support materials are in place and desired quality levels are achieved.  Each customer account is assigned one or more project managers to provide daily contact with the customer, coordinate the purchase and manufacture of all necessary materials, adapt to order changes and generally act as liaison with the customer.

Competition

        The multimedia service industry is highly competitive and is experiencing consolidation.  The Company competes primarily with independent service providers and, to a lesser extent, with affiliates of major international music companies and small localized service providers.  Each of these producers generally services a defined set of customer needs.

•                  Independent service providers.  Participants in this segment include companies such as Zomax, Disctronics, Inc., Bertlesman, Cinram International Inc., Startek Corporation, Modus Media International and Metatec Corporation.  Independent service providers generally have the ability to handle large volume requirements and have varying degrees of service capability.  However, most independent manufacturers do not typically offer as comprehensive a range of outsource services as Zomax.

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

        Other existing technologies also compete with the Company’s products that deliver digital information.  Portable media, such as digital audio tape, digital compact cassette and mini-disc have already been introduced commercially but have not yet achieved widespread consumer acceptance.  In addition, one-time recordable CDs (“CD-R”) are available and are often used to replicate short run products that are more expensive to manufacture in the traditional manner.  The Company does not expect any of these technologies to expand beyond their current markets in the near future.

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

        Many of the Company’s national and regional competitors are, and future potential competitors may be, larger and more established with greater financial and other resources than the Company, particularly as consolidation in the industry continues.  As a result, such competitors may be able to respond more quickly to market changes or to devote greater resources to the manufacture, promotion and sale of their products and services than the Company.

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

        Zomax currently has CD license agreements with U.S. Philips Corporation (“Philips”) and Discovision Associates (“DVA”).  These agreements grant to Zomax non-exclusive, royalty-bearing and non-transferable licenses to make, use and sell CDs.  The royalty payments due under the licenses generally depend on the number of CDs sold, their size and their use.  The Company’s license from Philips expires in 2006.  The term of the DVA license continues until the expiration of the last DVA patent covered by the license.  If the Company is unable to maintain these licenses, it could have a material adverse effect on the Company’s results of operations.

        The Company currently has DVD license agreements with Philips and DVA.  The Philips’ agreement expires in 2009 with royalty payments due based on the number of DVDs sold.  The DVA agreement expires upon the expiration of the last DVA patent covered by the license.  The Company is currently negotiating licenses from other owners of DVD technology to manufacture DVDs worldwide.  If the Company is unable to obtain these licenses, it could have a material adverse effect on the Company’s future results of operations.  Although the Company expects to obtain such licenses, no assurances can be made that such licenses will be obtained and the Company cannot predict the amount of the royalty that will be payable under any such license.

Employees

        The Company has approximately 1,300 full-time employees and hires additional employees on a temporary basis to perform manufacturing-related services as the need arises.  The Company currently operates its Minneapolis, Minnesota, Arnprior, Canada, Fremont, California, and Dublin, Ireland facilities 24 hours a day, seven days a week.  The Company believes that its relations with its employees are good.  None of the Company’s employees is covered by a collective bargaining agreement.

Cautionary Factors That May Affect Future Results

        Certain statements contained in this Annual Report on Form 10-K are forward-looking, based on current expectations.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to its growth strategy, financial results and sales efforts.  Investors are cautioned that all forward-looking statements involve certain risks and uncertainties, including among others those identified below.  The Company undertakes no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission.  In this regard, please also see the Outlook section of Item 7 below.

        Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others, (i) the Company’s ability to sustain and manage its growth and implement its business strategy, including the integration of newly acquired and geographically dispersed operations; (ii) the Company’s ability to adapt quickly to changes in information storage and retrieval technology; (iii) the Company’s reliance on a few key customer and strategic relationships, including those with Microsoft; (iv) the trend of consolidation in the industry and the ability of the Company to effectively compete in an intensely competitive environment; (v) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (vi) risks associated with establishing and maintaining international operations; (vii) the risks associated with price declines; (viii) the Company’s dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and (ix) general economic factors over which the Company has no control.

ITEM 2.  PROPERTIES

        The Company leases facilities throughout the U.S. and Europe and owns property in Canada.  The following table sets forth information about the Company’s facilities.  Management believes its facilities are adequate for the Company for the foreseeable future.

Location	Approximate Square Feet	Lease Expiration	Services
Arnprior, Canada	158,000	Owned	Print management, mastering, replication, printing, packaging, warehousing and distribution.
Concord, California	30,000	2008	Customer contact center
Dublin, Ireland	138,000	2016 - 2028 (1)	Customer contact center, print management, mastering, replication, printing, packaging, warehousing, fulfillment, distribution and RMA processing
Fremont, California	150,000	2006	Print management, mastering, replication, printing, packaging, warehousing, fulfillment and distribution.
Indianapolis, Indiana	91,000	2002	Packaging, fulfillment, distribution and RMA processing
Minneapolis, Minnesota	134,000	2003 (2)	Graphic design, print management, mastering, replication, printing, packaging, warehousing, fulfillment, distribution and RMA processing
San Jose, California	325,000	2002 (3)	Graphic design, print management, packaging, warehousing, fulfillment, distribution and RMA processing

(1)          Includes leases for two different sites,

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

ITEM 3.  LEGAL PROCEEDINGS

        The Company is involved in certain claims arising in the normal course of business.  In management’s opinion, the final resolution of these claims should not have a material adverse effect on the Company’s financial position or results from operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s Common Stock is quoted on the Nasdaq Stock Market under the symbol “ZOMX.”  The following table sets forth, for the periods indicated, the high and low bid prices of the Company’s Common Stock.  These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 29, 2000:	High	Low
First Quarter	$33.13	$20.44
Second Quarter	28.59	12.63
Third Quarter	19.88	6.63
Fourth Quarter	7.44	4.00

Fiscal Year Ended December 28, 2001:	High	Low
First Quarter	$7.44	$4.16
Second Quarter	8.91	3.44
Third Quarter	9.22	4.25
Fourth Quarter	8.90	5.01

        The Company has never declared or paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Company intends to retain future earnings for the development of its business.

        As of March 6, 2002, there were approximately 423 record holders of the Company’s Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts.  Based on information which the Company has obtained from its transfer agent, there are approximately 18,000 stockholders of the Company’s Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

ITEM 6.  SELECTED FINANCIAL DATA

	For the years ended
	(in thousands, except for per share data)
	2001(1)	2000	1999(2)	1998	1997(3)
Statement of operations data:

Sales	$216,797	$239,090	$238,698	$61,485	$47,877

Gross profit	50,109	71,526	73,916	16,804	15,104

Selling, general and administrative expenses	31,964	33,532	37,724	10,595	9,860

Operating income	17,222	37,994	36,192	6,209	5,244

Income before income taxes	14,254	38,451	37,804	6,141	5,218

Provision for income taxes	5,221	13,592	11,977	2,475	2,090

Net income	9,033	24,859	25,827	3,666	3,128

Earnings per share:

Basic	0.28	0.78	0.87	0.14	0.15

Diluted	0.27	0.74	0.79	0.13	0.15

Weighted average number of common shares outstanding :

Basic	32,364	31,915	29,662	25,470	20,896

Diluted	33,152	33,529	32,692	26,926	21,430

	2001	2000	1999	1998	1997
Balance sheet data (at year’s end):

Cash and cash equivalents	$74,999	$63,577	$51,128	$25,621	$5,213

Working capital	89,889	69,872	47,466	26,969	5,049

Total assets	163,506	167,935	142,304	65,423	31,026

Long-term notes payable, net of current portion	3,720	6,757	10,603	1,746	3,104

Total shareholders’ equity	124,424	112,095	82,430	50,087	16,463

(1)  Results of operations for the year ended December 28, 2001, include one-time charges of $2.9 million, net of tax, or $.09 per share and $0.6 million, net of tax, or $.02 per share for the write-off of the Company’s investment in Microgistix and the write-off of goodwill related to the acquisition of Trotter Technologies, Inc., respectively.

(2)  In January 1999, the Company acquired the businesses and certain net assets of Kao Corporation in the United States, Canada, Ireland and Germany.  Kao’s results of operations have been included with the Company’s results of operations since the date of acquisition.

(3)  A pro forma provision for income taxes has been established as if all consolidated companies were taxable entities for all periods presented.  Prior to 1998, certain acquired companies operated as nontaxable entities.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company is a leading international outsource service provider of process management services.  The Company’s fully integrated services include: “front end” E-commerce support; customer contact centers and customer support solutions; DVD authoring services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; CD and DVD printing; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing services.  The Company has facilities in the United States, Canada and Ireland.

The Company’s business has been characterized by short lead times for customer orders.  For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company’s backlog as of any particular date is not a meaningful indicator of future financial results.

Critical Accounting Policies

Zomax prepares the consolidated financial statements in conformity with accounting principles generally accepted in the United States.  As such, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The critical accounting policies, which Zomax believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:

Revenue recognition.  The Company records sales revenue at the time merchandise is shipped or as services are rendered.  For certain customers, merchandise is invoiced upon completion of orders, with shipment occurring based on written customer instructions.  In these cases, the customer accepts title to the goods as of the date of the Company’s invoice.  In each case of bill and hold sales, the Company ensures that the transaction complies with the conditions and considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

The Company records amounts being charged to customers for shipping and handling as revenue in accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.”  Historically, the Company had netted the shipping and handling revenue with the costs of shipping and handling in cost of sales.

Accounts Receivable.  Zomax performs ongoing credit evaluations of its customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of their current credit information.  The Company continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past.  Since the Company’s accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of  the Company’s accounts receivables and future operating results.

Inventories.  Inventories are valued at the lower rate of cost or market value and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

Related party transactions.  As of December 28, 2001, the Company owned 25.2% of Microgistix which was accounted for under the equity method of accounting.  Microgistix conducts its operations through two wholly owned subsidiaries, Microgistix.com, Inc. and Point Group Corporation.  Microgistix.com, Inc. has developed proprietary software for Internet commerce and operates a web site selling computer software over the Internet.  Point Group Corporation is a licensee and reseller of computer software.

Sales by the Company to the Point Group Corporation totaled $4.9 million, $6.1 million, and $1.2 million in 2001, 2000 and 1999, respectively.  Point Group Corporation’s accounts receivable balances totaled $1.1 million, $2.2 million and $0.1 million in 2001, 2000 and 1999, respectively.  The Company has eliminated unrealized profit associated with the sales to Point Group Corporation to the extent of its equity interest.

In December 2001, the Company wrote off its remaining investment in Microgistix, which amounted to $4.4 million pretax.  Based on Microgistix’ historical operating results and cash flow requirements, the Company could not foresee that it would be able to recover the carrying amount of its investment in Microgistix or that Microgistix has the ability to sustain an earnings capacity which would justify the carrying amount of the investment.

Recently issued accounting pronouncements.  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effectively the first day of fiscal 2002.  The adoption of SFAS No. 142 will have no effect on the Company’s financial position or results of operations as the Company has no remaining goodwill or other intangibles as of December 28, 2001.

Results of Operations

        The following table sets forth certain operating data as a percentage of sales for the periods indicated.

For the Years Ended

	December 28, 2001	December 29, 2000	December 31, 1999
Sales	100.0%	100.0%	100.0%
Cost of sales	76.9	70.1	69.0
Gross profit	23.1	29.9	31.0
Selling, general and administrative expenses	14.7	14.0	15.8
Impairment of goodwill	0.4	—	—
Operating income	8.0	15.9	15.2
Equity in losses of unconsolidated entity	0.3	0.6	0.8
Impairment of investment in unconsolidated entity	2.0	—	—
Gain on unconsolidated entity stock sale	—	—	(1.5)
Interest expense	0.3	0.5	0.5
Interest income	(1.2)	(1.4)	(0.4)
Other expense, net	—	0.1	—
Income before income taxes	6.6	16.1	15.8
Provision for income taxes	2.4	5.7	5.0
Net income	4.2%	10.4%	10.8%

For Years Ended December 28, 2001 and December 29, 2000

Sales.  The Company’s total sales decreased 9.3% to $216.8 million in 2001 as compared to $239.1 million in 2000.  The decrease in sales for the year resulted from a 9.6% decrease in CD and DVD related sales. The decrease primarily relates to unit volume decreasing by 18.0% during 2001 offset by the average unit price increasing 9.9% due to the Company performing more value added services for customers. Sales in 2001 were negatively affected by the slowdown in personal computer and software spending and worldwide economic uncertainty.

Cost of sales.  Cost of sales as a percentage of sales were 76.9% in 2001 and 70.1% in 2000.  Cost of sales decreased $0.9 million to $166.7 million from $167.6 million in 2000.  The cost of sales percentage increase is primarily due to the Company’s sales mix and pricing pressures.  The Company’s sales mix for 2001 included an increase in lower margin materials and freight billings, while fixed costs increased as a percentage of sales due to CD/DVD manufacturing capacity completed last year and manufacturing operating at lower utilizations.  These increases were partially offset with a decrease in the amount of outsourced production, which is more costly than CDs produced internally.  The Company outsources its CD production when customer orders exceed its production capabilities.  The Company outsourced 2% of its CD production in 2001 and 7% in 2000.

Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 14.7% in 2001 and 14.0% in 2000. Selling, general and administrative expenses decreased $1.5 million to $32.0 million in 2001 from $33.5 million in 2000.  The decrease in dollars was achieved with operational efficiencies and cost containment measures implemented in 2001.

Impairment of goodwill. The Company analyzed projected undiscounted cash flows and determined that goodwill associated with the 1997 purchase of Trotter Technologies, Inc. was impaired.  Accordingly, the Company charged to earnings the entire amount of unamortized goodwill of approximately $0.9 million in 2001.  The write-down of the goodwill was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business.

Equity in losses of unconsolidated entity.  During 2001, the Company recognized a loss of $0.6 million from its equity investment in Microgistix compared to a $1.4 million loss in 2000.  The losses represents the Company’s share of Microgistix losses and the amortization of the Company’s excess purchase price of the Microgistix common stock acquired over the fair value of the underlying net assets.

Impairment of investment in unconsolidated entity.  In December 2001, the Company wrote off its remaining investment in Microgistix, which amounted to $4.4 million.  Based on Microgistix’ historical operating results and cash flow requirements, the Company could not foresee that it would be able to recover the carrying amount of its investment in Microgistix or that Microgistix has the ability to sustain an earnings capacity which would justify the carrying amount of the investment.

Interest income and expense.  Interest income was $2.7 million and $3.2 million for 2001 and 2000, respectively.  Interest expense was $0.6 million and $1.1 million for 2001 and 2000, respectively.  Interest income decreased due to lower interest rates.  Interest expense decreased as a result of lower outstanding loan balances and lower interest rates.

Other expense, net.  Other expense consists of foreign currency losses.

Provision for income taxes.  The effective income tax rate for 2001 was 36.6% compared to 35.3% in 2000.  The increase in the effective tax rate is due primarily to a lower amount of income from Ireland, which has a lower effective tax rate.

Net income.  Net income for 2001 decreased 63.7% to $9.0 million compared to $24.9 million in 2000.

For Years Ended December 29, 2000 and December 31, 1999

Sales.  The Company’s total sales increased 0.2% to $239.1 million in 2000 as compared to $238.7 million in 1999.  The increase in sales for the year resulted from a 7.2% increase in CD and DVD related sales and a 4.1% increase from the customer contact centers.  These increases were partially offset by a 58.7% decrease in diskette, audiocassette and RMA sales, which represented 4.1% of total sales in 2000. Sales in the second half of 2000 were negatively affected by the slowdown in personal computer and software spending and worldwide economic uncertainty.  Although CD and DVD unit volumes increased 11.7% in 2000, the average unit price declined as customers reduced their product costs in this uncertain economic environment and CD prices declined due to excess capacity within our industry.

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

Equity in losses of unconsolidated entity.  During 2000, the Company recognized a loss of $1.4 million from its equity investment in Microgistix (formerly Chumbo Holdings Corporation (Chumbo)) compared to a $1.9 million loss in 1999.  The losses represents the Company’s share of Chumbo losses and the amortization of the Company’s excess purchase price of the Chumbo common stock acquired over the fair value of the underlying net assets.  In December 1999, Chumbo sold additional equity in a private round of financing.  The Company recognized a gain of $3.7 million on Chumbo’s issuance of additional equity, representing the increase in the Company’s share of Chumbo’s net assets after the funding.

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

Liquidity and Capital Resources

        As of December 28, 2001, the Company had working capital of $89.9 million, compared to working capital of $69.9 million as of December 29, 2000 and $47.5 million as of December 31, 1999. The increase in working capital in 2001 was primarily due to the increase in cash and a decrease in payables and accrued expenses during the year.  The increase in working capital in 2000 was primarily due to the increase in cash provided by operating activities.  The increase in working capital in 1999 was primarily due to the increase in cash provided by operating activities which were significantly impacted by the Kao acquisition.

        As of December 28, 2001, the Company had cash totaling $75.0 million.  Cash generated from operating activities was $17.1 million, $32.9 million and $64.7 million during 2001, 2000 and 1999, respectively.  The decrease in cash generated from operating activities in 2001 as compared to 2000 was primarily related to lower net income in 2001.  The decrease in cash generated from operating activities in 2000 as compared to 1999 was due primarily to 1999 being a fifty-three week year, which allowed for additional collections on accounts receivable and shipping of inventory.  The remainder of the decrease related to normal fluctuations in working capital components.  The increase in 1999 operating cash flow resulted primarily from the increase in net income and improvements in accounts receivable collections from the Kao acquired businesses.

Cash used in investing activities was $4.9 million, $14.3 million, and $53.4 million in 2001, 2000 and 1999, respectively.  The purchase of property and equipment was $4.9 million, $14.3 million and $12.0 million in 2001, 2000 and 1999, respectively.  In 1999, the Company used $42.5 million to purchase the businesses and net assets of Kao.

Cash provided by financing activities in 2001 related to the Company receiving $4.1 million from the issuance of common stock offset by $3.8 million used to reduce notes payable.  The Company used $4.7 million for financing activities in 2000, which was comprised of $5.0 million used to repurchase Company common stock under its current stock buy-back program and $4.1 million used to reduce notes payable.  These were offset by $4.4 million received from the issuance of common stock.  In 1999, the Company financed a portion of the Kao acquisition with the proceeds of a $15.0 million term loan facility.  The Company also reduced notes payable by $3.6 million.

        As of December 28, 2001, December 29, 2000 and December 31, 1999, the Company had a revolving line of credit facility for up to $25.0 million of borrowings.  Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories.  There were no borrowings outstanding under the revolving line of credit facility at December 28, 2001, December 29, 2000 and December 31, 1999.

As of December 28, 2001, December 29, 2000 and December 31, 1999, the Company had total outstanding debt of $6.7 million, $10.5 million and $14.6 million, respectively.  The Company’s future payments of long-term debt and operating leases as of December 28, 2001 are as follows (in millions):

Total

Less than 1 Year

2 - 3 Years

4 - 5 Years

After 5 Years

Long-term debt	$6.7	$3.0	$3.7	$—	$—
Operating leases	40.5	5.5	7.0	5.0	23.0
Total	$47.2	$8.5	$10.7	$5.0	$23.0

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

Market Risk

Foreign currency.   A portion of the Company’s operations are located in foreign jurisdictions including Ireland and Canada.  The Company’s financial results could be significantly affected by factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, sales of products and services are directly impacted by the value of the U.S. dollar relative to other currencies.

Foreign currency gains and losses are reflected in the Company’s financial statements.  The net exchange loss was nil in 2001.  The Company anticipates it will incur exchange gains and losses from foreign operations in the future.

Interest.   As of December 28, 2001, the Company had total outstanding debt of $6.7 million, with interest rates that are tied to the prime rate or LIBOR.  Therefore, the Company is subject to exposure to interest rate risk for these borrowings based on fluctuations in the interest rates.  Based upon the outstanding indebtedness as of December 28, 2001, an increase in the interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $0.1 million.

Euro Currency Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union, including Ireland, adopted the “Euro” as their common legal currency.  The Euro trades on currency exchanges and is available for non-cash transactions.  From January 1, 2000 through January 1, 2002, each of the participating countries is scheduled to maintain its national (“legacy”) currency as legal tender for goods and services.  Beginning January 1, 2002, new euro-denominated bills and coins were issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002.  The Company’s foreign operating subsidiaries affected by the Euro conversion have evaluated the business issues raised, including the competitive impact of cross-border price transparency.  The Euro currency conversion did not have a material effect on its results of operations or financial position.

Inflation

        Historically, inflation has not had a material impact on the Company.  The cost of the Company’s products is influenced by the cost of raw materials and labor.  There can be no assurance that the Company will be able to pass on any increased material and labor costs to its customers in the future.

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

        See “Market Risk” and “Euro Currency Conversion” under Item 7 above.

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

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled “Election of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act,” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2002.  Such information is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is contained in the section entitled  “Executive Compensation” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2002.  Such information is incorporated herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the sections entitled “Principal Shareholders and Management Shareholdings” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2002.  Such information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the section entitled “Certain Transactions” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2002.  Such information is incorporated herein by reference.

PART IV

ITEM 14.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are included in this report: See “Exhibit Index” immediately following the financial statements following the signature page of this Form 10-K.

(b) Financial Statements and Schedules.
The following financial statements and schedules are included in Part II, Item 8 of this Form 10-K.

Report of Independent Public Accountants dated January 25, 2002

Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000

Consolidated Statements of Operations for Years Ended December 28, 2001, December 29, 2000 and December 31, 1999

Consolidated Statements of Shareholders’ Equity for Years Ended December 28, 2001, December 29, 2000 and December 31, 1999

Consolidated Statements of Cash Flows for Years Ended December 28, 2001, December 29, 2000 and December 31, 1999

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

Date:  March 27, 2002

By	/s/ James T. Anderson
James T. Anderson
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Each person whose signature appears below constitutes and appoints James T. Anderson and John Gelp  as the undersigned’s true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/James T. Anderson	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 27, 2002
James T. Anderson

/s/Anthony Angelini	President, Chief Operating Officer and Director	March 27, 2002
Anthony Angelini

/s/John Gelp	Executive Vice President, Chief Financial Officer and Secretary (principal financial officer and principal accounting officer)	March 27, 2002
John Gelp

/s/Phillip T. Levin	Director	March 27, 2002
Phillip T. Levin

/s/Robert Ezrilov	Director	March 27, 2002
Robert Ezrilov

/s/Howard P. Liszt	Director	March 27, 2002
Howard P. Liszt

/s/Janice Ozzello Wilcox	Director	March 27, 2002
Janice Ozzello Wilcox

Report of independent public accountants

To Zomax Incorporated:

We have audited the accompanying consolidated balance sheets of Zomax Incorporated (a Minnesota corporation) and Subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zomax Incorporated and Subsidiaries as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,

January 25, 2002

ZOMAX INCORPORATED AND SUBSIDIARIES

Consolidated balance sheets

(In thousands)

	December 28, 2001	December 29, 2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$74,999	$63,577
Accounts receivable, net of allowance of $2,234 and $2,408	30,328	32,182
Inventories	11,142	13,992
Deferred income taxes	3,183	2,374
Prepaid expenses and other	3,855	3,543

Total current assets	123,507	115,668

PROPERTY AND EQUIPMENT, net	39,913	46,159

INVESTMENT IN UNCONSOLIDATED ENTITY	—	5,031

OTHER ASSETS	86	1,077
	$163,506	$167,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$2,976	$3,788
Accounts payable	12,964	21,968
Accrued expenses-
Accrued royalties	6,424	7,217
Accrued compensation	5,743	6,349
Other	1,794	3,212
Income taxes payable	3,717	3,262
Total current liabilities	33,618	45,796

LONG-TERM NOTES PAYABLE, net of current portion	3,720	6,757

DEFERRED INCOME TAXES	1,744	3,287
Total liabilities	39,082	55,840

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS’ EQUITY:
Common stock, no par value, 100,000 shares authorized; 32,833 and 31,737 shares issued and outstanding	63,214	58,456
Retained earnings	67,126	58,093
Accumulated other comprehensive loss	(5,916)	(4,454)
Total shareholders’ equity	124,424	112,095
	$163,506	$167,935

The accompanying notes are an integral part of these consolidated balance sheets.

ZOMAX INCORPORATED AND SUBSIDIARIES

Consolidated statements of operations

(In thousands, except per share data)

	For the years ended
	December 28, 2001	December 29, 2000	December 31, 1999
SALES	$216,797	$239,090	$238,698

COST OF SALES	166,688	167,564	164,782
Gross profit	50,109	71,526	73,916

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,964	33,532	37,724

IMPAIRMENT OF GOODWILL	923	—	—
Operating income	17,222	37,994	36,192

EQUITY IN LOSSES OF UNCONSOLIDATED ENTITY	(631)	(1,416)	(1,890)

IMPAIRMENT OF INVESTMENT IN UNCONSOLIDATED ENTITY	(4,400)	—	—
GAIN ON UNCONSOLIDATED ENTITY STOCK SALE	—	—	3,685
INTEREST EXPENSE	(577)	(1,103)	(1,179)
INTEREST INCOME	2,651	3,225	1,036
OTHER EXPENSE, net	(11)	(249)	(40)
Income before income taxes	14,254	38,451	37,804
PROVISION FOR INCOME TAXES	5,221	13,592	11,977
NET INCOME	$9,033	$24,859	$25,827
EARNINGS PER SHARE:
Basic	$0.28	$0.78	$0.87
Diluted	$0.27	$0.74	$0.79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	32,364	31,915	29,662
DILUTIVE EFFECT OF STOCK OPTIONS AND WARRANTS	788	1,614	3,030
WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING	33,152	33,529	32,692

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED AND SUBSIDIARIES

Consolidated statements of shareholders’ equity

(In thousands)

			Retained earnings	Accumulated
				other	Total
	Common stock			comprehensive
	Shares	Amount		loss
BALANCE, December 25, 1998	28,756	$42,680	$7,407	$—	$50,087
Comprehensive income:
Net income	—	—	25,827	—
Translation adjustments	—	—	—	(2,757)
Total comprehensive income	—	—	—	—	23,070
Common stock issued under employee stock purchase plan	186	622	—	—	622
Common stock issued upon exercise of stock options and warrants	2,024	2,740	—	—	2,740
Tax benefit realized from exercise of stock options	—	5,911	—	—	5,911
BALANCE, December 31, 1999	30,966	51,953	33,234	(2,757)	82,430
Comprehensive income:
Net income	—	—	24,859	—
Translation adjustments	—	—	—	(1,697)
Total comprehensive income	—	—	—	—	23,162
Common stock issued under employee stock purchase plan	143	1,412	—	—	1,412
Common stock issued upon exercise of stock options and warrants	1,428	3,031	—	—	3,031
Tax benefit realized from exercise of stock options	—	7,100	—	—	7,100
Common stock repurchased (Note 5)	(800)	(5,040)	—	—	(5,040)
BALANCE, December 29, 2000	31,737	58,456	58,093	(4,454)	112,095
Comprehensive income:
Net income	—	—	9,033	—
Translation adjustments	—	—	—	(1,462)
Total comprehensive income	—	—	—	—	7,571
Common stock issued under employee stock purchase plan	339	1,311	—	—	1,311
Common stock issued upon exercise of stock options and warrants	757	2,756	—	—	2,756
Tax benefit realized from exercise of stock options	—	430	—	—	430
Stock compensation expense	—	261	—	—	261
BALANCE, December 28, 2001	32,833	$63,214	$67,126	$(5,916)	$124,424

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED AND SUBSIDIARIES

Consolidated statements of cash flows

(In thousands)

	For the years ended
	December 28, 2001	December 29, 2000	December 31, 1999
OPERATING ACTIVITIES:
Net income	$9,033	$24,859	$25,827
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	10,443	9,758	7,970
Compensation expenses	261	—	—
Impairment of goodwill	923	—	—
Equity in losses of unconsolidated entity	631	1,416	1,890
Impairment of investment in unconsolidated entity	4,400	—	—
Foreign currency exchange	11	249	40
Tax benefits from employee stock option plan	430	7,100	5,911
Gain on unconsolidated entity stock sale	—	—	(3,685)
Deferred income taxes	(2,352)	1,179	149
Changes in operating assets and liabilities:
Accounts receivable	1,265	(4,504)	11,987
Inventories	2,739	(4,493)	(1,515)
Prepaid expenses and other	(290)	(1,021)	(1,816)
Accounts payable	(8,642)	2,615	7,285
Accrued expenses	(2,261)	(5,832)	7,538
Income taxes payable	475	1,533	3,081
Net cash provided by operating activities	17,066	32,859	64,662

INVESTING ACTIVITIES:
Purchase of property and equipment	(4,934)	(14,283)	(11,963)
Acquisitions, net of cash acquired	—	—	(42,500)
Change in other assets	(15)	(44)	1,088
Net cash used in investing activities	(4,949)	(14,327)	(53,375)

FINANCING ACTIVITIES:
Proceeds from notes payable	—	—	15,000
Repayment of notes payable	(3,778)	(4,123)	(3,560)
Repurchase of common stock	—	(5,040)	—
Issuance of common stock, net	4,067	4,443	3,362
Net cash provided by (used in) financing activities	289	(4,720)	14,802

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(984)	(1,363)	(582)
Net increase in cash	11,422	12,449	25,507

CASH AND CASH EQUIVALENTS:
Beginning of year	63,577	51,128	25,621
End of year	$74,999	$63,577	$51,128
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$585	$1,125	$1,125
Cash paid for income taxes	$6,205	$1,625	$2,682

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED AND SUBSIDIARIES

Notes to consolidated financial statements

December 28, 2001, December 29, 2000 and December 31, 1999

1      Business description

Zomax Incorporated and subsidiaries (Zomax or the Company) is a leading international outsource provider of process management services. The Company’s fully integrated services include front-end e-commerce support, call center and customer support solutions; DVD authorizing services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing. The Company has facilities in the United States, Canada and Ireland.

2      Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year-end

The Company’s fiscal year ends on the last Friday of the calendar year. For the purposes of these notes to the consolidated financial statements, the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999 are referred to as 2001, 2000 and 1999, respectively. The fiscal year ended in 1999 included 53 weeks, as compared to 52 weeks in 2001 and 2000.

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

Revenue recognition

The Company records sales revenue at the time merchandise is shipped or as services are rendered. For certain customers, merchandise is invoiced upon completion of orders, with shipment occurring based on written customer instructions. In these cases, the customer accepts title to the goods as of the date of the Company’s invoice. In each case of bill and hold sales, the Company ensures that the transaction complies with the conditions and considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission. In 2001, 2000 and 1999, one customer represented 35 percent, 40 percent and 39 percent, respectively, of the Company’s sales.

Effective January 1, 2000, the Company began recording amounts being charged to customers for shipping and handling as revenue in accordance with recently released Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” Historically, the Company had netted the shipping and handling revenue with the cost of shipping and handling in cost of sales. The Company has reclassified $9,437,000 in 1999 from cost of sales to sales in the accompanying consolidated statements of operations.

Cost of sales

The Company includes direct labor, direct materials and production overhead, which includes shipping costs, in cost of sales on the consolidated statements of operations.

Cash and cash equivalents

Cash and cash equivalents primarily consist of highly liquid short-term investments with original maturities of 90 days or less and are recorded at cost, which approximates market value.

Inventories

Inventories, consisting of material, labor and overhead, are stated at the lower of first-in, first-out cost or market. Inventories were as follows (in thousands):

	December 28, 2001	December 29, 2000

Raw materials	$8,575	$8,709
Work in process	896	3,855
Finished goods	1,671	1,428
	$11,142	$13,992

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over the estimated useful lives. Depreciation expense totaled approximately $10,363,000 in 2001, $9,678,000 in 2000 and $7,895,000 in 1999.

Property and equipment consisted of the following (dollars in thousands):

	December 28, 2001	December 29, 2000	Lives

Manufacturing equipment	$60,160	$57,101	7 years
Office equipment	5,683	6,417	5-7 years
Land, building and leasehold improvements	7,194	6,780	4-35 years
	73,037	70,298
Less- Accumulated depreciation and amortization	(33,124)	(24,139)
Property and equipment, net	$39,913	$46,159

Income taxes

Zomax Incorporated and its subsidiaries file a consolidated federal income tax return and separate state and foreign returns. Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on the expected income tax rates for the year in which these temporary differences are expected to reverse. Foreign net operating loss carryforwards may be carried forward indefinitely.

Fair value of financial instruments

The financial instruments with which the Company is involved are primarily of a traditional nature. For most instruments, including cash, receivables, accounts payable, accrued expenses and short-term debt, the Company believes that the carrying amounts approximate fair value because of their short-term nature. The carrying value of long-term debt approximated fair value as of December 28, 2001 and December 29, 2000. The fair values are based on current rates available to the Company.

Long-lived assets

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If any such impairment exists, the related assets would be written down to fair value.

As a result of the slowdown in the RMA processing business in the second half of 2001, the Company analyzed projected undiscounted cash flows and determined that goodwill associated with the 1997 purchase of Trotter Technologies, Inc. was impaired. Accordingly, the Company charged to earnings the entire amount of unamortized goodwill of approximately $923,000 in 2001. The write-off of the goodwill was based on an analysis of projected discounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business. Excluding the write-off in 2001, amortization expense totaled $80,000 in 2001, $80,000 in 2000 and $75,000 in 1999.

Royalty payments

The Company has license agreements with certain companies for the use of certain CD and DVD manufacturing technology. The Company accrues for royalties based on units sold.

Earnings per share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. Potential common shares of 671,000, 654,000 and 199,000 related to the Company’s outstanding stock options were excluded from the computation of diluted earnings per share for 2001, 2000 and 1999, respectively, as inclusion of these shares would have been antidilutive.

Foreign currency translation

Zomax converts assets and liabilities of foreign operations to their U.S. dollar equivalents at exchange rates in effect at the balance sheet date and records translation adjustments as a component of shareholders’ equity in the consolidated balance sheets. Income statements of foreign operations are translated from the operations’ functional currency to U.S. dollar equivalents at average exchange rates prevailing during the period. Foreign exchange transaction gains and losses are reported in other expense, net on the consolidated statements of operations.

Recently issued accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective the first day of fiscal year 2002. The adoption of SFAS No. 142 will have no effect on the Company’s financial position or results of operations as the Company has no remaining goodwill or other intangibles as of December 28, 2001.

3      Acquisitions

In January 1999, the Company acquired the businesses and certain net assets of Kao Corporation (Kao) in the United States, Canada, Ireland and Germany. The purchase price for the businesses, net assets and net working capital acquired was $37,500,000 in cash, plus transaction costs. The assets and businesses acquired by the Company were used in the manufacturing and sale of CDs and related businesses, and the Company intends to continue to use the assets and businesses in a similar manner. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to net assets acquired based on their estimated fair values. Kao’s results of operations have been included in the accompanying consolidated statements of operations since the date of acquisition.

Investment in unconsolidated entity

On October 2, 1998, the Company acquired 4,310,345 shares of the common stock of Microgistix (formerly Chumbo Holdings Corporation), a private company, in exchange for cash and warrants for total consideration of $5,000,000. The warrants were granted to certain shareholders of Microgistix to purchase 400,000 shares of the Company’s common stock at a price of $5.00 per share. The warrants were immediately exercisable for a period of three years. At the time of the investment, the Company owned approximately one-third of the outstanding equity of Microgistix, which is accounted for using the equity method of accounting. As part of the agreement, Zomax has access to Microgistix’s proprietary Internet software to service customers of the Company. The Company’s chief executive officer (CEO) served as Microgistix’s CEO until August 27, 1999, and in recognition of his additional duties and responsibilities, received warrants to purchase Microgistix’s common stock.

In December 1999, Microgistix sold additional equity in a private round of financing. The Company recognized a gain on Microgistix’s issuance of additional equity in the amount of $3,685,000, representing the increase in the Company’s share of Microgistix’s net assets after the transaction. As of December 28, 2001, the Company owns 25.2 percent of Microgistix. The Company recognized a loss of $631,000, $1,416,000 and $1,890,000 in 2001, 2000, and 1999, respectively, representing its share of Microgistix’s net loss and amortization of the purchase price in excess of the underlying fair value of net assets acquired.

In December 2001, the Company wrote off its remaining investment in Microgistix, which amounted to $4,400,000. Based on Microgistix’s historical operating results and cash flow requirements, the Company could not foresee that it would be able to recover the carrying amount of its investment in Microgistix or that Microgistix has the ability to sustain an earnings capacity which would justify the carrying amount of the investment.

Microgistix conducts its operations through two wholly owned subsidiaries, Microgistix.com, Inc. and Point Group Corporation. Microgistix.com, Inc. has developed proprietary software for Internet commerce and operates a web site (http/www.microgistix.com) selling computer software over the Internet. Point Group Corporation is a licensee and reseller of computer software.

Sales by the Company to Point Group Corporation totaled $4,877,000, $6,097,000 and $1,156,000 in 2001, 2000 and 1999, respectively. Point Group Corporation’s accounts receivable balances totaled $1,140,000, $2,222,000 and $125,000 in 2001, 2000 and 1999, respectively. The Company has eliminated unrealized profit associated with the sales to Point Group Corporation to the extent of its equity interest.

4      Credit facilities and long-term notes payable

The Company has a $15,000,000 term loan facility which was used to finance the purchase of the businesses and net assets of Kao. The Company also has a $25,000,000 revolving line-of-credit facility. The term loan facility requires quarterly principal payments of $750,000 on a straight-line amortization schedule. The interest rate is at the lower of prime plus .75 percent or LIBOR plus 2.25 percent (4.39 percent at December 28, 2001). The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates of prime plus ..5 percent or LIBOR plus 2.0 percent (4.14 percent at December 28, 2001). Both facilities have five-year terms and contain certain financial covenants. The Company was in compliance with such covenants as of December 28, 2001.

The amount outstanding on the term loan facility at December 28, 2001 and December 29, 2000 was $6,696,000 and was $9,760,000, respectively. The Company had no borrowings outstanding under the revolving line-of-credit facility at December 28, 2001 and December 29, 2000.

The Company also had an installment note, payable in monthly installments, at an interest rate of 8.1 percent. The note was collateralized by certain equipment. The amount outstanding under this installment note as of December 29, 2000 was $785,000. The note was paid in full during 2001.

Future scheduled maturities of long-term debt are as follows as of December 28, 2001 (in thousands):

2002	$2,976
2003	2,976
2004	744
Total	6,696
Less- Current portion	2,976
Long-term notes payable, net of current portion	$3,720

5      Shareholders’ equity

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

The Company’s board of directors authorized a stock repurchase plan in October 2000 that allows the Company to repurchase up to 2,000,000 common shares. The Company repurchased a total of 800,200 shares at a cost of $5,040,000 during 2000. No shares were repurchased during 2001.

In October 2001, 400,000 outstanding warrants were exercised at $5.00 per share.

6      Stock plans

Employee stock purchase plan

The Company has an employee stock purchase plan, which enables employees to contribute up to 10 percent of their compensation toward the purchase of the Company’s common stock at a price equal to 85 percent of fair market value. A total of 1,000,000 shares have been reserved for issuance under this plan. Shares issued under the plan totaled approximately 339,000 in 2001, 143,000 in 2000 and 186,000 in 1999.

Stock option plan

The Company has a 1996 Stock Option Plan (the Plan) to provide for the granting of stock options to employees, officers, directors and independent consultants of the Company at exercise prices not less than 100 percent of the fair market value of the Company’s common stock on the date of grant. The authorized number of shares reserved for issuance totaled 6,400,000, of which 125,220 remained available for grant at December 28, 2001. These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire 10 years after the grant date. The Company also issued nonqualified stock options outside of the Plan for the purchase of 1,268,000 shares of common stock. These options were issued at the fair market value of the Company’s stock on the date of grant and vest over a four- to five-year schedule.

During 2001, the Company granted 693,000 nonqualified stock options to certain officers of the Company. Since these options were not granted pursuant to an approved plan, such options are subject to variable plan accounting pursuant to Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).” The Company is required to recognize compensation expense equal to the amount by which the quoted market value of the Company stock exceeds the exercise price of the option, prorated for the length of time the grants have been outstanding. The variable plan accounting will cease when the shareholders approve the granting of the options or the options are exercised or cancelled. The Company recognized compensation expense related to these options of $261,000 in 2001, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Information regarding the options is summarized below (shares in thousands):

	2001		2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Options outstanding, beginning of year	2,268	$7.40	3,210	$2.63	4,624	$1.98
Granted	2,312	6.20	1,160	20.63	742	4.96
Exercised	(357)	2.12	(1,410)	2.04	(1,772)	1.92
Canceled	(374)	13.59	(692)	22.60	(384)	2.57

Options outstanding, end of year	3,849	$7.07	2,268	$7.40	3,210	$2.63

Options exercisable, end of year	926	$3.40	690	$3.30	259	$2.49

Options outstanding at December 28, 2001 have exercise prices ranging from $1.13 to $24.13 and a weighted average remaining contractual life of 8.0 years (shares in thousands).

		Options outstanding
		Outstanding as of December 28, 2001	Weighted average remaining life (in years)	Weighted average exercise price	Options exercisable
					Exercisable	Weighted
Range of exercise prices					as of	average exercise
Low	High				December 28, 2001	price

$1.13	$2.86	878	6.2	$2.18	709	$2.12
2.87	5.71	502	7.3	4.28	104	4.15
5.72	8.57	2,039	9.2	6.17	75	5.97
14.28	17.14	5	7.9	16.53	2	16.53
17.15	19.99	11	8.5	17.59	2	17.22
20.00	22.85	400	8.3	20.94	32	20.94
22.86	24.13	14	8.1	24.13	2	24.13
		3,849	8.0	$7.07	926	$3.40

The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since options have been granted at not less than the market value on the date of grant, no compensation expense has been recognized for the stock options granted. Had the compensation cost of option grants been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s income and EPS, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	2001	2000	1999

Net income:
As reported	$9,033	$24,859	$25,827
Pro forma	$6,193	$24,122	$23,030

EPS as reported:
Basic	$0.28	$0.78	$0.87
Diluted	$0.27	$0.74	$0.79

Pro forma EPS:
Basic	$0.19	$0.76	$0.78
Diluted	$0.19	$0.72	$0.71

In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	2001	2000	1999
Risk-free interest rate	5.05%	6.40%	5.48%
Expected life of options granted	7 years	10 years	10 years
Expected volatility of options granted	94.56%	127.79%	82.67%
Weighted average fair value of options granted	$5.44	$19.55	$8.71

7      Income taxes

The provision for income taxes for the Company was as follows (in thousands):

	2001	2000	1999

Current taxes payable:
Federal	$5,776	$8,607	$7,661
State	738	1,284	834
Foreign	1,059	2,522	3,333
	7,573	12,413	11,828
Deferred	(2,352)	1,179	149
Total provision	$5,221	$13,592	$11,977

The provision for foreign income taxes is based upon foreign pretax-income of approximately $4,500,000, $12,300,000 and $16,000,000 in 2001, 2000 and 1999, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	2001	2000	1999
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.2	0.5	1.6
Effects of unconsolidated entity	(8.8)	1.3	1.7
Foreign tax effect	(1.8)	(3.4)	(8.3)
Valuation allowance	11.3	—	—
Other	(1.3)	2.9	2.7
Effective income tax rate	36.6%	35.3%	31.7%

The components of the deferred tax asset (liability) were as follows (in thousands):

	December 28, 2001	December 29, 2000

Current:
Accounts receivable reserves	$749	$793
Inventory reserves	582	581
Accrued liabilities	1,302	571
Other	550	429
Total current deferred tax asset	$3,183	$2,374
Long-term:
Depreciation and amortization	$(1,744)	$(1,813)
Gain on unconsolidated entity stock sale	—	(1,474)
Capital loss carryforward	1,610	—
Valuation allowance	(1,610)	—
Total long-term deferred tax liability	$(1,744)	$(3,287)

The Company has not recorded deferred income taxes applicable to undistributed earnings of its non-U.S. subsidiaries as all such earnings are deemed to be indefinitely reinvested in those operations. If earnings of these non-U.S. subsidiaries were not indefinitely reinvested, a deferred liability would have been required in the amount of $0.6 million and $1.7 million as of December 28, 2001 and December 29, 2000, respectively.

8      Related-party transactions

Operating lease

The Company leases one of its manufacturing and office facilities from a partnership that is majority-owned by a significant shareholder and director of the Company. The Company believes the terms are equivalent to those that would be paid in an arm’s-length transaction. Lease payments totaled $649,000 in 2001, $641,000 in 2000 and $719,000 in 1999.

9      Commitments and contingencies

Operating leases

The Company is committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities. Future minimum lease obligations are as follows as of December 28, 2001 (in thousands):

2002	$5,486
2003	4,040
2004	2,915
2005	2,919
2006	2,111
Thereafter	23,067
$40,538

Rent expense under operating leases, exclusive of real estate taxes, insurance and maintenance expense was $5,480,000 in 2001, $7,849,000 in 2000 and $7,346,00 in 1999.

Ireland employment grants

The Company and the Ireland businesses acquired have received employment grants from the Ireland Development Authority (IDA) totaling $3,454,000 during the period from 1995 through 2000. These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years. The receipt of future grant installments will extend this period of contingent repayment to five years from the date of the last receipt. Termination of any number of these positions within a five-year period may result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created.

The Company recognizes income from the grants on a straight-line basis. The income is included in selling, general and administrative expenses in the consolidated statements of operations.

401(k) plan

The Company has a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 60 days of service with the Company. The Company’s discretionary contributions totaled $301,000 in 2001, $665,000 in 2000 and $252,000 in 1999.

Litigation

The Company is involved in various claims arising in the normal course of business. In management’s opinion, the final resolution of these claims should not have a material adverse effect on the Company’s financial position or the results of its operations.

10   Quarterly financial data (unaudited)

Unaudited quarterly data is as follows (in thousands, except per share data):

	Quarters ended
	March 30	June 29	September 28	December 28
2001
Sales	$62,796	$51,815	$45,829	$56,358
Gross profit	14,873	12,928	9,752	12,558
Net income	4,214	3,483	1,865	(528)
Basic EPS	.13	.11	.06	(.02)
Diluted EPS	.13	.11	.06	(.02)

	Quarters ended
	March 31	June 30	September 29	December 29
2000
Sales	$57,867	$63,255	$59,348	$58,620
Gross profit	18,686	20,280	16,875	15,685
Net income	6,394	7,798	5,475	5,210
Basic EPS	.20	.24	.17	.16
Diluted EPS	.19	.23	.16	.16

Noncash special charges recorded in the fourth quarter of 2001 totaled $3,480,000, net of tax, or $.11 per share. $2,926,000 relates to the write-off of the Company’s investment in an unconsolidated business; $554,000 relates to the write-off of goodwill recorded as part of a 1997 acquisition.

11   Industry segment and operations by geographic areas

The Company operates in one industry segment. The geographic distributions of the Company’s identifiable assets, operating income and revenues for 2001, 2000 and 1999 are summarized as follows (in thousands):

	2001	2000	1999
Total revenues:
United States	$176,279	$170,852	$161,488
Europe	44,451	62,646	75,543
Canada	20,663	22,108	17,789
Less- Intergeographic revenues	(24,596)	(16,516)	(16,122)
	$216,797	$239,090	$238,698
Operating income:
United States	$20,591	$32,406	$28,202
Europe	1,720	7,627	12,670
Canada	3,512	5,861	4,440
Less- Corporate, interest and other expense and eliminations	(8,601)	(7,900)	(9,120)
	$17,222	$37,994	$36,192
Assets:
United States	$51,008	$58,119	$47,125
Europe	35,732	39,965	34,773
Canada	15,713	17,835	12,921
Total identifiable assets	102,453	115,919	94,819
Corporate assets and eliminations	61,053	52,016	47,485
	$163,506	$167,935	$142,304
Capital expenditures:
United States	$1,315	$7,675	$5,885
Europe	3,330	3,592	5,660
Canada	289	3,016	418
	$4,934	$14,283	$11,963
Depreciation and amortization:
United States	$7,407	$7,108	$6,455
Europe	1,806	1,679	1,269
Canada	1,230	971	246
	$10,443	$9,758	$7,970

Report of independent public accountants

To Zomax Incorporated:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Zomax Incorporated and Subsidiaries’ annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedule of valuation and qualifying accounts is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,

January 25, 2002

Zomax Incorporated

Schedule II    Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:

For the year ended December 28, 2001	2,408,000	295,000	—	(469,000)	2,234,000

For the year ended December 29, 2000	2,645,000	98,000	—	(335,000)	2,408,000

For the year ended December 31, 1999	2,035,000	1,953,000	—	(1,343,000)	2,645,000

ZOMAX INCORPORATED
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 28, 2001	0-28426

Exhibit
Number	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended December 29, 2000)
3.2	Bylaws. (1)
4.1	Form of Stock Certificate. (1)
4.2	Articles of Incorporation (See Exhibit 3.1).
4.3	Bylaws (See Exhibit 3.2).
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

10.8	Lease between the Company and Chaboya Ranch dated June 5, 1997 (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 28, 1997).
10.9	Credit Agreement dated as of January 6, 1999 among the Company, Certain Lenders and General Electric Capital Corporation. (2)
10.10	Credit Agreement dated as of January 6, 1999 among Zomax Canada Company, Certain Lenders and General Electric Capital Canada Inc. (2)
10.11 *	Employment Agreement with Anthony Angelini effective January 1, 2002.**
10.12 *	Employment Agreement with John Gelp dated October 10, 2001. **
10.13 *	Lease between the Company and The Scottish Provident Institution effective March 2, 2001.

E-1

21.1 *	Subsidiaries of the Company
23 *	Consent of Arthur Andersen LLP
24 *	Power of Attorney (included on signature page of this report)
99 *	Representation from Arthur Andersen LLP

*      Filed herewith.
**   Management agreement or compensatory plan or arrangement.
(1)   Incorporated by reference to the corresponding exhibit numbers to Form S-1 Registration Statement, SEC File No. 333-2430.
(2)   Incorporated by reference to exhibits to current report on Form 8-K/A-1 dated January 7, 1999.

E-2