Form 10-Q
period 2002-03-29
ZOMAX INC /MN/
filed 2002-05-10
CIK 1010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 29, 2002

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

As of May 3, 2002, the issuer had 33,011,965 shares of Common Stock, no par value, outstanding.

ZOMAX INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

Consolidated Balance Sheets

(in thousands)

	Mar. 29, 2002	Dec. 28, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$69,656	$74,999
Accounts receivable, net of allowance for doubtful accounts of $1,816 and $2,234	30,296	30,328
Inventories	9,600	11,142
Deferred income taxes	3,183	3,183
Prepaid and other expenses	6,645	3,855
Total current assets	119,380	123,507

Property and equipment, net	37,915	39,913
Other assets	82	86

Total assets	$157,377	$163,506

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable	$2,977	$2,976
Accounts payable	8,670	12,964
Accrued expenses:
Accrued royalties	7,280	6,424
Accrued compensation	4,496	5,743
Other	4,618	1,794
Income taxes payable	685	3,717
Total current liabilities	28,726	33,618

Notes payable, net of current portion	2,977	3,720
Deferred income taxes	1,745	1,744
Total liabilities	33,448	39,082

Shareholders' Equity:
Common stock, no par value, 100,000 authorized shares, 33,008 and 32,833 shares issued and outstanding	63,900	63,214
Retained earnings	66,341	67,126
Accumulated other comprehensive loss	(6,312)	(5,916)
Total shareholders' equity	123,929	124,424

Total liabilities and shareholders' equity	$157,377	$163,506

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED

Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended
	Mar. 29, 2002	Mar. 30, 2001
Sales	$45,985	$62,796
Cost of sales	37,041	47,923
Gross profit	8,944	14,873
Selling, general and administrative expenses	10,451	8,501
Operating income (loss)	(1,507)	6,372
Equity in losses of unconsolidated entity	—	(200)
Interest expense	(69)	(208)
Interest income	336	778
Other income (expense), net	9	(132)
Income (loss) before income taxes	(1,231)	6,610

Provision (benefit) for income taxes	(446)	2,396

Net income (loss)	$(785)	4,214

Earnings (loss) per share
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.13

Weighted average common shares outstanding	32,969	32,117
Dilutive effect of stock options and warrants	—	770
Weighted average common and diluted shares outstanding	32,969	32,887

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 29, 2002	March 30, 2001
Operating Activities
Net income (loss)	$(785)	$4,214
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	2,232	2,684
Equity in losses of unconsolidated entity	—	200
Stock based compensation	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	(56)	(1,382)
Inventories	1,522	4,651
Prepaid and other expenses	(2,797)	172
Accounts payable	(4,348)	(4,877)
Accrued expenses	2,500	(397)
Income taxes payable	(3,031)	847
Net cash provided by (used in) operating activities	(4,795)	6,112

Investing Activities:
Purchase of property and equipment	(290)	(1,623)
Change in other assets	—	38
Net cash used in investing activities	(290)	(1,585)

Financing Activities:
Issuance of common stock	718	1,153
Repayment of notes payable	(744)	(1,630)
Net cash used in financing activities	(26)	(477)

Effect of exchange rate changes on cash and cash equivalents	(232)	(1,066)

Net increase (decrease) in cash	(5,343)	2,984

Cash and Cash Equivalents:
Beginning of period	74,999	63,577
End of period	$69,656	$66,561

Supplemental Cash Flow Disclosures:
Cash paid for interest	$69	$211
Cash paid for income taxes	$2,586	$1,578

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

2.             Basis of Presentation

The accompanying interim consolidated financial statements of the Company are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented.  Due principally to the seasonal nature of the Company’s business, results may not be indicative of results for a full year.  The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 28, 2001.

3.             Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001.  The Company adopted SFAS 142 effective the first day of fiscal 2002.  The adoption of SFAS 142 had no effect on the Company’s financial position or results of operations as the Company had no remaining goodwill or other intangibles as of March 29, 2002.  Amortization expense for the three months ended March 30, 2001, was $0.1 million.

4.                                       Shareholders’ Equity

The Company’s board of directors authorized a stock repurchase plan in October 2000, which allows the Company to repurchase up to 2,000,000 common shares.  No shares have been repurchased during 2002.

On March 22, 2002, the Company filed a Form S-4 for a shelf registration of 15 million shares of common stock.  These securities can only be used for acquisitions of businesses the Company may seek to acquire from time to time.

5.             Comprehensive Income

The table below presents comprehensive income (loss), defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands).

	Three Months Ended
	March 29, 2002	March 30, 2001

Net income (loss)	$(785)	$4,214
Change in cumulative translation Adjustment	(396)	(1,546)
Comprehensive income (loss)	$(1,181)	$2,668

6.                             Acquisition

On February 21, 2002, Zomax signed an Asset Purchase Agreement to purchase the business and substantially all the assets of Software Logistics Corporation (iLogistix).  iLogistix provides supply chain services to leading technology companies and has operating facilities in the United States, The Netherlands, Singapore, Taiwan, Mexico, Ireland and Brazil.

The closing of the transaction was scheduled for February 28, 2002, subject to significant closing conditions.  As of March 19, 2002, certain significant conditions to closing were not satisfied by iLogistix; therefore, the Company terminated the Asset Purchase Agreement.  The Company incurred transaction expenses of $1.3 million, net of tax, or approximately $.04 cents per share.  The Company had also made an escrow of approximately $3.9 million which the Company believes iLogistix is required to refund with interest.  This escrow is recorded in prepaid and other expenses in the Company’s consolidated balance sheet.

On March 19, 2002, iLogistix filed a lawsuit in United States Bankruptcy Court for the Northern District of California against the Company for specific performance under the Asset Purchase Agreement and for unspecified damages and declaratory relief. Subsequently, iLogistix dismissed its claim for specific performance.  The Company has submitted an answer to iLogisitx’ legal action averring that the Asset Purchase Agreement had been properly terminated and that the legal action by iLogistix is without merit.  The Company is also seeking attorney’s fees and restitution of $3.9 million escrow in connection with the proposed iLogistix transaction.

7.             Industry Segment and Operations by Geographic Areas

The Company operates in one industry segment.  The geographic distributions of the Company’s sales, operating income (loss) and assets for the periods ended March 29, 2002 and March 30, 2001 are summarized as follows (in thousands):

	Three Months Ended
	March 29, 2002	March 30, 2001
Total revenues:
United States	$40,335	$46,879
Ireland	7,869	14,479
Canada	5,505	6,636
Eliminations	(7,724)	(5,198)
	$45,985	$62,796
Operating income (loss):
United States	$2,430	$6,154
Ireland	267	872
Canada	596	1,353
Corporate and eliminations	(4,800)	(2,007)
	$(1,507)	$6,372
Captial expenditures:
United States	$207	$436
Ireland	29	1,061
Canada	54	126
	$290	$1,623
Depreciation and amortization:
United States	$1,536	$1,957
Ireland	394	420
Canada	302	307
	$2,232	$2,684
Assets:
United States	$48,629	$56,837
Ireland	35,287	37,054
Canada	18,405	15,780
Total assets	102,321	109,671
Corporate and eliminations	55,056	54,844
	$157,377	$164,515

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

The Company records amounts being charged to customers for shipping and handling as revenue in accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.”  Prior to 2000, the Company had netted the shipping and handling revenue with the costs of shipping and handling in cost of sales.

Accounts Receivable.  Zomax performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past.  Since the Company’s accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of  the Company’s accounts receivables and future operating results.

Inventories. Inventories are valued at the lower of cost or market value. Generally, Zomax does not take inventory risk as the industry practice is build to order.  In some cases, however, Zomax may have inventory risk due to overruns or other factors.  The carrying value of inventories have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

Recently issued accounting pronouncements.  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001.  The adoption of SFAS No. 142 had no effect on the Company’s financial position or results of operations as the Company has no remaining goodwill or other intangibles as of March 29, 2002.

Results of Operations

Sales.  The Company’s sales were $46.0 million for the first quarter of 2002, a decrease of 26.8% from $62.8 million in the first quarter of 2001.  The decrease primarily relates to a reduction of unit volume of 20.6% and a decrease in the average unit price of 9.9%.  Sales in the first quarter of 2002 continue to be negatively affected by the slowdown in personal computer and software spending and worldwide economic uncertainty.  The Company does not currently foresee any material change in sales for the second quarter of 2002.

Cost of sales.  Cost of sales as a percentage of sales was 80.6% and 76.3% for the first quarter of 2002 and 2001, respectively.  The first quarter increase in the cost of sales as a percentage of sales was primarily due to fixed costs increasing as a percentage of sales due to the decrease in sales and change in product mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 22.7% and 13.5% for the first quarter of 2002 and 2001, respectively. Selling, general and administrative expenses include a one-time pre-tax charge of $2.1 million relating to the termination of the iLogistix transaction.  Excluding this charge, selling, general and administrative expenses decreased $0.1 million to $8.4 million, or 18.2% as a percentage of sales, in the first quarter of 2002, as compared to $8.5 million in the first quarter of 2001.

Equity in losses of unconsolidated entity. The Company owns an equity interest in Microgistix, Inc., an Internet based reseller of software, and accounts for this investment using the equity method of accounting. In December 2001, the Company wrote off its remaining investment in Microgistix; therefore, it is no longer required to recognize its share of the losses in the financial statements, in accordance with APB No. 18. The Company recognized a loss of $0.2 million in the first quarter of 2001.  This loss represented its share of the Microgistix’s net loss and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

Interest income and expense.  Interest income was $0.3 million and $0.8 million for the first quarter of 2002 and 2001, respectively.  Interest expense was $0.1 million and $0.2 million for the first quarter of 2002 and 2001, respectively. Interest income decreased due to lower interest rates.  There was a decrease in interest expense as a result of lower outstanding loan balances and lower interest rates.

Other income (expenses), net.  Other income/expense consists of foreign currency gains/losses.

Provision (benefit) for income taxes.  The effective income tax rate for the first quarter of 2002 was 36.2%, as compared to 36.2% for the first quarter of 2001.

Net income (loss).  Net loss for the first quarter of 2002 was $0.8 million, compared to net income of $4.2 million in 2001.  Loss per share was $.02 for the first quarter of 2002, compared to diluted earnings per share of $.13 in first quarter of 2001.

Liquidity and Capital Resources

                As of March 29, 2002, the Company had working capital of $90.7 million, compared to working capital of $90.0 million as of December 28, 2001.  As of March 29, 2002, the Company had cash and cash equivalents totaling $69.7 million.

Cash used in operating activities for the first three months of 2002 was $4.8 million, compared to cash provided by operating activities of $6.1 million during the first three months of 2001.  The lower operating cash flow in 2002 was primarily due to the net loss and the escrow of  $3.9 million related to the iLogistix transaction.

                Cash used in investing activities during the first three months of 2002 and 2001 was $0.3 million and $1.6 million, respectively.  The cash used in both periods was primarily for the purchase of property and equipment.

                Cash used in financing activities during the first three months of 2002 was comprised of $0.7 million arising from the issuance of common stock, offset by $0.7 million repayment of notes payable. In 2001, the Company received $1.2 million from the issuance of common stock, and repaid principal on notes payable totaling $1.6 million.

As of March 29, 2002, the Company had a revolving line of credit facility with available borrowings up to $25.0 million.  Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories.  There were no borrowings outstanding under the revolving line of credit facility at March 29, 2002.

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

Seasonality

The demand for CDs and related services is seasonal, with demand increasing in the fall due to the new school year and holiday season purchases.  This seasonality could result in significant quarterly variations in financial results, with the third and fourth quarters generally being the strongest in terms of revenue.

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others, (i) the Company’s ability to sustain and manage its growth and implement its business strategy, including the integration of newly acquired and geographically dispersed operations; (ii) the Company’s ability to attract and retain a skilled and qualified workforce in diverse locations; (iii) the Company’s reliance on a few key customer and strategic relationships, including those with Microsoft; (iv) the trend of consolidation in the industry and the ability of the Company to effectively compete in an intensely competitive environment; (v) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (vi) risks associated with establishing and maintaining international operations; (vii) the risks associated with price declines; (viii) the Company’s dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and (ix) general economic factors over which the Company has no control.

The Company believes the worldwide demand for CD’s has declined due to the economic slowdown in the PC and software markets.  Unit prices may continue to decline given the overcapacity state of the industry.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency. A portion of the Company’s operations are located in the foreign jurisdictions of Ireland and Canada.  The Company’s financial results could be significantly affected by factors, including, but not limited to, changes in foreign currency or weak economic conditions in these and other foreign markets in which our products are sold.  In addition, product sales and services are affected by the value of the U.S. dollar relative to other currencies.

Foreign currency gains and losses are reflected in the Company’s financial statements.  The net exchange gain was nil for the first quarter ended March 29, 2002.  The Company believes that it will continue to incur exchange gains and losses from foreign operations in the future.

Interest. As of March 29, 2002, the Company had total outstanding debt of $6.0 million, with interest rates that are tied to the prime rate or LIBOR.  Therefore, the Company is subject to exposure to interest rate risk for these borrowings based on fluctuations in the interest rates.  Based upon the outstanding indebtedness as of March 29, 2002, an increase in the interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $0.1 million.

 PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February, 1, 2002 and March 1, 2002, the Company issued to two employees ten year options to purchase 25,000 and 20,000 shares of common stock for $7.25 and $6.86 per share, respectively. Each of the employee’s options will vest and become exercisable over five years. The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None

(b)	Reports on Form 8-K.

During the quarter ended March 29, 2002, the Company filed a Form 8-K dated March 19, 2002, to report the termination of its agreement to purchase the assets of iLogistix.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOMAX INCORPORATED

Date: May 10, 2002	By:	/s/ James T. Anderson
James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ J. John Gelp
J. John Gelp, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)