Form 10-Q
period 2002-06-28
ZOMAX INC /MN/
filed 2002-08-12
CIK 1010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 2002

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

As of August 2, 2002, the issuer had 33,142,621 shares of Common Stock, no par value, outstanding.

ZOMAX INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

Consolidated Balance Sheets

(in thousands)

	June 28,
ASSETS	2002	December 28,
	(Unaudited)	2001
Current Assets:
Cash and cash equivalents	$79,909	$74,999
Accounts receivable, net	27,206	30,328
Inventories	7,884	11,142
Deferred income taxes	3,196	3,183
Prepaid and other expenses	6,724	3,855
Total current assets	124,919	123,507

Property and equipment, net	37,860	39,913
Other assets	78	86

Total assets	$162,857	$163,506

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of notes payable	$3,000	$2,976
Accounts payable	9,623	12,964
Accrued expenses:
Accrued royalties	8,301	6,424
Accrued compensation	5,886	5,743
Other	2,385	1,794
Income taxes payable	728	3,717
Total current liabilities	29,923	33,618

Notes payable, net of current portion	2,250	3,720
Deferred income taxes	1,762	1,744
Total liabilities	33,935	39,082

Shareholders’ Equity:
Common stock, no par value, 100,000 authorized shares, 33,024 and 32,833 shares issued and outstanding	63,976	63,214
Retained earnings	67,196	67,126
Accumulated other comprehensive loss	(2,250)	(5,916)
Total shareholders’ equity	128,922	124,424

Total liabilities and shareholders’ equity	$162,857	$163,506

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED

Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended ,		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001
Sales	$45,360	$51,815	$91,345	$114,611
Cost of sales	36,881	38,887	73,922	86,810
Gross profit	8,479	12,928	17,423	27,801
Selling, general and administrative expenses	7,372	7,795	17,821	16,296
Operating income (loss)	1,107	5,133	(398)	11,505
Equity in losses of unconsolidated entity	-	(157)	-	(357)
Interest expense	(61)	(158)	(130)	(366)
Interest income	396	739	731	1,517
Other expense, net	(106)	(92)	(97)	(224)
Income before income taxes	1,336	5,465	106	12,075

Provision for income taxes	482	1,982	36	4,378

Net income	$854	$3,483	$70	$7,697

Earnings per share
Basic	$0.03	$0.11	$0.00	$0.24
Diluted	$0.03	$0.11	$0.00	$0.24
Weighted average common shares outstanding	33,017	32,165	32,993	31,981
Dilutive effect of stock options and warrants	488	714	669	688
Weighted average common and diluted shares outstanding	33,505	32,879	33,662	32,669

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2002	2001
Operating Activities:
Net income	$70	$7,697
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	4,456	5,412
Equity in losses of unconsolidated entity	—	357
Stock based compensation	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	3,941	1,638
Inventories	3,425	5,168
Prepaid and other assets	(2,794)	(312)
Accounts payable	(3,701)	(4,419)
Accrued expenses	1,646	658
Income taxes payable	(2,987)	(1,058)

Net cash provided by operating activities	4,024	15,141

Investing Activities:
Purchase of property and equipment	(871)	(3,425)
Change in other assets	—	73

Net cash used in investing activities	(871)	(3,352)

Financing Activities:
Proceeds from issuance of common stock	794	1,253
Repayment of notes payable	(1,489)	(2,011)

Net cash used in financing activities	(695)	(758)

Effect of exchange rate changes on cash and cash equivalents	2,452	(1,432)

Net increase in cash	4,910	9,599

Cash and Cash Equivalents:
Beginning of period	74,999	63,577
End of period	$79,909	$73,176

Supplemental Cash Flow Disclosures:
Cash paid for interest	$133	$366
Cash paid for income taxes	$3,020	$4,550

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

3.             Royalties

                The Company has license agreements with certain companies for the use of certain CD and DVD manufacturing technology.  The Company does not necessarily have license agreements with every patent owner that may assert or has asserted a claim to royalties.  The Company accrues for royalties it believes are applicable.  The accrual is based on units sold and net selling price per the license agreements.

4.             Recently Issued Accounting Pronouncement

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001.  The Company adopted SFAS 142 effective the first day of fiscal 2002.  The adoption of SFAS 142 had no effect on the Company’s financial position or results of operations as the Company had no remaining goodwill or other intangibles as of June 28, 2002.  Amortization expense for the six months ended June 29, 2001, was $0.1 million.

5.             Shareholders’ Equity

On March 22, 2002, the Company filed a Form S-4 for a shelf registration of 15 million shares of common stock.  These securities can only be used for acquisitions of businesses the Company may seek to acquire from time to time.

6.             Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands).

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Net income	$854	$3,483	$70	$7,697
Change in cumulative translation adjustment	4,062	(655)	3,666	(2,201)
Comprehensive income	$4,916	$2,828	$3,736	$5,496

7.             Ireland Employment Grants

The Company and the Ireland businesses have received employment grants from the Ireland Development Authority (IDA) totaling $3,454,000 during the period from 1995 through 2000.  These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years.  Termination of any number of these positions within a five year period may result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created, at the election of the IDA.  At June 28, 2002, the Company had reduced employment levels in Ireland below the levels for which the Company had received grants.  The IDA has informed the Company that it does not intend to seek repayment of any grant monies at this time nor in the foreseeable future.

8.             Acquisition

On February 21, 2002, Zomax signed an Asset Purchase Agreement to purchase the business and substantially all the assets of Software Logistics Corporation (iLogistix).  iLogistix

provides supply chain services to leading technology companies and has operating facilities in the United States, The Netherlands, Singapore, Taiwan, Mexico, Ireland and Brazil.

                The closing of the transaction was scheduled for February 28, 2002, subject to significant closing conditions.  As of March 19, 2002, certain significant conditions to closing were not satisfied by iLogistix; therefore, the Company terminated the Asset Purchase Agreement.  The Company incurred and expensed transaction expenses of $1.3 million, net of tax, or approximately $.04 cents per share.  The Company had also deposited monies in an escrow of approximately $3.9 million which the Company believes iLogistix is required to refund with interest.  This escrow is recorded in prepaid and other expenses in the Company’s consolidated balance sheet.

                On March 19, 2002, iLogistix filed a lawsuit in United States Bankruptcy Court for the Northern District of California against the Company for specific performance under the Asset Purchase Agreement and for unspecified damages and declaratory relief. Subsequently, iLogistix dismissed its claim for specific performance.  The Company has submitted an answer to iLogisitx’ legal action averring that the Asset Purchase Agreement had been properly terminated and that the legal action by iLogistix is without merit.  The Company is also seeking attorney’s fees and restitution of the $3.9 million escrow in connection with the proposed iLogistix transaction.

                On July 11, 2002, iLogistix sold substantially all of its assets to CMGI for consideration in excess of the amount under the Zomax contract.  Zomax has demanded a return of the $3.9 million deposit, payment of certain legal fees and payment of the breakup fee.

9.             Industry Segment and Operations by Geographic Areas

The Company operates in one industry segment.  The geographic distribution of the Company’s identifiable sales, operating income (loss) and assets for the periods ended June 28, 2002 and June 29, 2001 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Total sales:
United States	$40,162	$41,513	$80,497	$88,391
Ireland	7,137	11,410	15,006	25,889
Canada	7,370	2,954	12,875	9,590
Less - Intergeographic sales	(9,309)	(4,062)	(17,033)	(9,259)
	$45,360	$51,815	$91,345	$114,611
Operating income:
United States	$2,520	$5,716	$4,837	$11,895
Ireland	(288)	388	94	1,259
Canada	838	284	1,433	1,690
Corporate and eliminations	(1,963)	(1,255)	(6,762)	(3,339)
	$1,107	$5,133	$(398)	$11,505
Captial expenditures:
United States	$517	$296	$724	$733
Ireland	27	1,449	56	2,515
Canada	37	51	91	177
	$581	$1,796	$871	$3,425
Depreciation and amortization
United States	$1,498	$1,961	$3,034	$3,919
Ireland	413	452	807	877
Canada	313	309	615	616
	$2,224	$2,722	$4,456	$5,412

Assets:			June 28, 2002	Dec 28, 2001
United States			$43,413	$51,008
Ireland			39,281	35,732
Canada			19,585	15,713
Total identifiable assets			102,279	102,453
Corporate assets and eliminations			60,578	61,053
Total assets			$162,857	$163,506

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

Inventories. Inventories are valued at the lower of cost or market value. Generally, Zomax builds inventory based on specific customer purchase orders.  In some cases, however, Zomax may have inventory risk due to customer requirements, certain decisions it makes regarding inventory purchases, overruns or other factors.  The carrying value of inventories have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

Recently issued accounting pronouncements.  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001.  The Company adopted SFAS 142 effective the first day of fiscal 2002.  The adoption of SFAS 142 had no effect on the Company’s financial position or results of operations as the Company had no remaining goodwill or other intangibles as of June 28, 2002.

Results of Operations

Sales.  The Company’s sales were $45.4 million for the second quarter of 2002, a decrease of 12.4% from $51.8 million in the second quarter of 2001.  For the six months ended June 28, 2002, sales were $91.3 million, a decrease of 20.3% from sales of $114.6 million for the same period of 2001.  The decrease for the quarter primarily relates to a decrease in the average unit price of 31.3%, partially offset by an increase in unit volume of 28.0%.  Sales in the second quarter of 2002 continue to be negatively affected by the slowdown in the personal computers and software spending and worldwide economic uncertainty. During the quarter, the Company accepted orders for certain bulk CD replication that had the effect of lowering the average unit price, but efficiently utilizing excess plant capacity.  The Company has limited visibility into the third quarter, but expects revenues to approximate the second quarter within a range of plus or minus 10%.

Cost of sales.  Cost of sales as a percentage of sales was 81.3% and 75.0% for the second quarter of 2002 and 2001, respectively.  For the first six months of 2002 and 2001, cost of sales as a percentage of sales were 80.9% and 75.7%, respectively.  The second quarter increase in the cost of sales as a percentage of sales was primarily due to the decrease in the average unit price and increase in the units sold.  In addition, fixed costs increased as a percentage of sales due to the decrease in sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 16.3% and 15.0% for the second quarter of 2002 and 2001, respectively.  For the first six months of 2002 and 2001, selling, general and administrative expenses were 19.5% and 14.2% of sales, respectively.  Selling, general and administrative expenses decreased $0.4 million to $7.4 million in the second quarter of 2002, as compared to $7.8 million in the second quarter of 2001.  Selling, general and administrative expenses for the six months ended June 28, 2002 include due diligence expenses of $1.8 million, before tax.  The due diligence expenses related to due diligence performed to investigate possible acquisitions.

Equity in losses of unconsolidated entity. The Company owns a 25.2% equity interest in Microgistix, Inc., an Internet based reseller of software, and accounts for this investment using the equity method of accounting.  In December 2001, the Company wrote off its remaining investment in Microgistix.  Based on Microgistix’s historical operating results and cash flow requirements, the Company could not foresee that it would be able to recover the carrying amount of its investment in Microgistix or that Microgistix has the ability to sustain an earnings capacity which would justify the carrying amount of the investment.  Zomax is no longer required to recognize its share of the losses in the financial statements.  The Company recognized a loss of $0.2 million in the second quarter of 2001 and a loss of $0.4 million for the first six months of 2001.  The losses represented its share of Microgistix net losses and the amortization of excess purchase price over the fair value of the underlying net assets acquired.

Interest income and expense.  Interest income was $0.4 million and $0.7 million for the second quarter of 2002 and 2001, respectively.  For the first six months of 2002, interest income was $0.7 million, as compared to $1.5 million for the same period in 2001.  Interest expense was $0.1 million and $0.2 million for the second quarter of 2002 and 2001, respectively.  For the first six months of 2002, interest expense was $0.1 million, as compared to $0.4 million for the same period in 2001.  Interest income decreased due to the lowering of interest rates.  There was a decrease in interest expense as a result of lower outstanding borrowings.

Other expenses, net.  Other expense consists of foreign currency losses.

Provision for income taxes.  The effective income tax rate for the second quarter of 2002 was 36.1%, as compared to 36.3% for the second quarter of 2001.  The effective income tax rate for the first six months of 2002 was 34.0% as compared to 36.3% for the same period in 2001.  The decrease in the effective income tax rate in 2002 is due to a decrease in U.S. based income taxed at a higher rate.

Net income.  Net income for the second quarter of 2002 was $0.9 million, as compared to net income of $3.5 million in 2001.  Net income for the first six months of 2002 was $0.1 million as compared to $7.7 million for the same period in 2001.  Diluted earnings per share were $.03 for the second quarter of 2002, as compared to diluted earnings per share of $.11 in the second quarter of 2001.  Diluted earnings per share were $.00 for the first six months of 2002, as compared to diluted earnings per share of $.24 for the same period in 2001.

Liquidity and Capital Resources

                As of June 28, 2002, the Company had working capital of $95.0 million, as compared to working capital of $89.9 million as of December 28, 2001.  As of June 28, 2002, the Company had cash and cash equivalents totaling $79.9 million.

Cash provided by operating activities for the first six months of 2002 was $4.0 million, compared to $15.1 million during the first six months of 2001.  The lower operating cash flow in 2002 was primarily due to a decrease in net income and the $3.9 million escrow payment related to the  iLogistix transaction.

                Cash used in investing activities during the first six months of 2002 and 2001 was $0.9 million and $3.4 million, respectively.  The cash used was primarily for the purchase of property and equipment in both periods.

                Cash used in financing activities during the first six months of 2002 was $0.7 million, as compared to cash used of $0.8 million during the first six months of 2001.  In 2002, the Company received $0.8 million from the issuance of common stock, as compared to $1.3 million in 2001.  The issuance of common stock was pursuant to the Company’s on going Employee Stock Purchase Plan and Stock Option Plan.  The Company repaid principal on notes payable totaling $1.5 million in the first six months of 2002 and $2.0 million for the same period in 2001.

As of June 28, 2002, the Company had a revolving line of credit facility with available borrowings up to $25.0 million.  Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories.  There were no borrowings outstanding under the revolving line of credit facility at June 28, 2002.

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

Outlook

The statements contained in this Outlook section and elsewhere in this Form 10-Q are based on current expectations.  Some of these statements, including the statement related to estimated revenues in the third quarter, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to its growth strategy, financial results, sales efforts, acquisition plans and cash requirements.  There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainties, including among others those identified below.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others, (i) the Company’s ability to implement its business strategy, including the integration of newly acquired and geographically dispersed operations; (ii) the Company’s ability to attract and retain a skilled and qualified workforce in diverse locations; (iii) the Company’s reliance on a few key customer and strategic relationships, including those with Microsoft; (iv) the trend of consolidation in the industry and the ability of the Company to effectively compete in an intensely competitive environment; (v) the Company’s ability to identify desirable acquisition candidates and enter into acceptable purchase agreements with those candidates; (vi) the development of new products or technologies by competitors, technological obsolescence and other changes in competitive factors; (vii) risks associated with establishing and maintaining international operations; (viii) the risks associated with price declines; (ix) the Company’s dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and (x) general economic factors over which the Company has no control.

The Company believes the worldwide demand for CDs has declined due to the economic slowdown in the PC and software markets and the continuing uncertainty in the worldwide economy.  Unit prices may continue to decline due to the overcapacity in the industry.

If CD market demand and unit prices continue to decline, the Company’s revenues will be directly and adversely impacted and manufacturing capacity will be further underutilized.

Pricing strategies of competitors and general economic factors, such as consumer confidence and inflation, directly impact the Company.  A substantial part of the Company’s revenue is derived from a small number of key customers, and revenues will be significantly lower than expected if the Company cannot retain these customers.  In addition, if the Company does not respond rapidly to technological changes, it is subject to the loss of some of its customer base which will materially and adversely effect revenue.

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

Foreign currency gains and losses are reflected in the Company’s financial statements.  The net exchange loss was $0.1 million for the second quarter ended June 28, 2002.  The Company believes that it will continue to incur exchange gains and losses from foreign operations in the future.

Interest. As of June 28, 2002, the Company had total outstanding debt of $5.3 million, with interest rates that are tied to the prime rate or LIBOR.  Therefore, the Company is subject to exposure to interest rate risk for these borrowings based on fluctuations in the interest rates.  Based upon the outstanding indebtedness as of June 28, 2002, an increase in the interest rates of 1.0% would cause a corresponding increase in our annual interest expense of approximately $0.1 million.

 PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 1, 2002, the Company issued an option to purchase 20,000 shares of common stock for $4.84 per share to an employee.  The option grant was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company’s Annual Meeting was held on April 24, 2002.

(b)                                 Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.

The shareholders set the number of directors at six (6) by a vote of 30,312,144 shares in favor, with 429,328 shares voted against and 56,871 shares abstaining.  The following persons were elected to serve as directors of the Company until the next annual meeting of shareholders with the following votes:

Nominees	Votes For	Votes Witheld

James T. Anderson	26,572,486	4,225,857
Anthony Angelini	26,592,865	4,205,478
Robert Ezrilov	30,196,654	601,689
Philip T. Levin	30,190,905	607,438
Howard P. Liszt	30,204,761	593,582
Janice Ozzello Wilcox	30,198,356	599,987

The shareholders approved stock options granted to officers by a vote of 13,618,863 shares in favor, 3,668,678 shares against and 117,029 shares abstaining, with 13,393,773 broker non-votes.

The shareholders did not approve the Company’s 2002 Stock Option and Incentive Plan by a vote of 7,058,965 shares in favor, 10,233,857 shares against and 111,748 shares abstaining, with 13,393,773 broker non-votes.

The shareholders approved an amendment to the Company’s 1996 Employee Stock Purchase Plan, including an increase of shares reserved under the plan to 2,000,000, by a vote of 15,106,609 shares in favor, 2,207,148 shares against and 90,813 shares abstaining, with 13,393,773 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

None

(b)                                 Reports on Form 8-K.

During the quarter ended June 28, 2002, the Company filed a Form 8-K dated June 24, 2002, to report the Company was changing independent auditors.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOMAX INCORPORATED

Date: August 9, 2002	By:	/s/ James T. Anderson
James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ John Gelp
John Gelp, EVP and Chief Financial Officer (principal financial and accounting officer)