Form 10-Q
period 2002-09-27
ZOMAX INC /MN/
filed 2002-11-12
CIK 1010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 27, 2002

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

As of November 6, 2002, the issuer had 33,146,621 shares of Common Stock, no par value, outstanding.

ZOMAX INCORPORATED
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED
Consolidated Balance Sheets
(In thousands)

	September 27, 2002	December 28, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$72,456	$74,999
Accounts receivable, net	28,798	30,328
Inventories	8,313	11,142
Deferred income taxes	3,186	3,183
Other current assets	7,866	3,855
Total current assets	120,619	123,507

Property and equipment, net	35,739	39,913
Investment in available-for-sale security	6,829	—
Other assets	71	86

TOTAL ASSETS	$163,258	$163,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable	$2,982	$2,976
Accounts payable	10,629	12,964
Accrued expenses	16,082	13,961
Income taxes payable	912	3,717
Total current liabilities	30,605	33,618

Notes payable, net of current portion	1,491	3,720
Deferred income taxes	1,748	1,744
Total liabilities	33,844	39,082

Shareholders’ Equity:
Common stock, no par value, 100,000 authorized shares, 33,024 and 32,833 shares issued and outstanding	64,374	63,214
Retained earnings	66,722	67,126
Accumulated other comprehensive loss	(1,682)	(5,916)
Total shareholders’ equity	129,414	124,424

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$163,258	$163,506

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Sales	$43,719	$45,829	$135,064	$160,440

Cost of sales	35,789	36,077	109,711	122,888

Gross profit	7,930	9,752	25,353	37,552

Selling, general and administrative expenses	8,963	7,435	26,784	23,730

Operating income (loss)	(1,033)	2,317	(1,431)	13,822

Other income	297	611	801	1,181

Income (loss) before income taxes	(736)	2,928	(630)	15,003

Provision for income taxes	(262)	1,063	(226)	5,441

Net income (loss)	$(474)	$1,865	$(404)	$9,562

Earnings (loss) per share:

Basic	$(0.01)	$0.06	$(0.01)	$0.30

Diluted	$(0.01)	$0.06	$(0.01)	$0.29

Weighted average common shares outstanding:

Weighted average common shares outstanding	33,130	32,379	33,038	32,221

Dilutive effect of stock options and warrants	—	832	—	776

Weighted average common and diluted shares outstanding	33,130	33,211	33,038	32,997

The accompanying notes are an integral part of these consolidated financial statements.

ZOMAX INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2002	September 28, 2001
Operating Activities:
Net income (loss)	$(404)	$9,562
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,669	8,058
Other adjustments	(33)	531
Changes in operating assets and liabilities:
Accounts receivable	2,169	3,774
Inventories	2,963	4,538
Other current assets	(3,935)	397
Accounts payable	(2,652)	(8,404)
Accrued expenses	1,567	(5,151)
Income taxes payable	(3,454)	(349)
Net cash provided by operating activities	2,890	12,956

Investing Activities:
Purchase of property and equipment	(1,351)	(4,647)
Investment in available-for-sale security	(5,019)	—
Other	(3)	(62)
Net cash used in investing activities	(6,373)	(4,709)

Financing Activities:
Proceeds from issuance of common stock	1,194	1,990
Repayment of notes payable	(2,236)	(3,032)
Net cash used in financing activities	(1,042)	(1,042)

Effect of exchange rate changes on cash and cash equivalents	1,982	(335)

Net increase (decrease) in cash	(2,543)	6,870

Cash & cash equivalents, beginning of period	74,999	63,577

Cash & cash equivalents, end of period	$72,456	$70,447

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

2.             Royalties

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

The Company is in the final stages of negotiations with Philips Corporation for a reduction in the royalty rate paid to Philips to a reduced rate available under Philips’ Compliance Reward Program.  The Company believes final contracts retroactive to July 1, 2002 will be completed with Philips prior to year-end and has received assurances to this effect from Philips.  Accordingly, the Company began accruing related royalties at the reduced rate effective July 1, 2002.  The effect of the rate reduction in the third quarter was to reduce cost of sales by $.7 million.

3.             Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has recently issued the following Statements of Financial Accounting Standards which have, or will become, effective for the Company in 2002 and beyond:

•                  SFAS No. 141, “Business Combinations”

•                  SFAS No. 142, “Goodwill and Other Intangible Assets”

•                  SFAS No. 143, “Accounting for Asset Retirement Obligations”

•                  SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”

•                  SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”

The adoption or expected adoption by the Company of these Accounting Pronouncements has not had, nor is expected to have, a material impact on its consolidated financial statements.

4.             Shareholders’ Equity

On March 22, 2002, the Company filed a Form S-4 for a shelf registration of 15 million shares of common stock.  These securities can only be used for acquisitions of businesses the Company may seek to acquire from time to time.  The registration remains in effect indefinitely.

5.             Comprehensive Income

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Net income (loss)	$(474)	$1,865	$(404)	$9,562
Unrealized holding gains on available-for-sale securities, net of tax	1,158	—	1,158	—
Change in cumulative translation adjustment	(590)	1,867	3,076	(334)

Comprehensive income (loss)	$94	$3,732	$3,830	$9,228

6.             Supplemental Cash Flow Information

	Nine Months Ended
	September 27, 2002	September 28, 2001
Interest paid	$183	$496
Income taxes paid	$2,578	$4,899
Unrealized gain on available- for-sale securities	$1,829	$—

7.             Ireland Employment Grants

The Company and the Ireland businesses have received employment grants from the Ireland Development Authority (IDA) totaling $3.5 million during the period from 1995 through 2000.  These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years.  Termination of any number of these positions within a five year period may result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created, at the election of the IDA.  At September 27, 2002, the Company had reduced employment levels in Ireland below the levels for which the Company had received grants.  While the IDA has informed the Company that it does not intend to seek repayment of any grant monies at this time or in the foreseeable future, as of September 27, 2002, the Company’s estimate of the amount of grants for which repayment could be requested totaled $0.2 million.

8.             Acquisition

On February 21, 2002, Zomax signed an Asset Purchase Agreement to purchase the business and substantially all the assets of Software Logistics Corporation (iLogistix).  iLogistix provides supply chain services to leading technology companies and has operating facilities in the United States, The Netherlands, Singapore, Taiwan, Mexico, Ireland and Brazil.

The closing of the transaction was scheduled for February 28, 2002, subject to significant closing conditions.  As of March 19, 2002, certain significant conditions to closing were not satisfied by iLogistix; therefore, the Company terminated the Asset Purchase Agreement.  The Company incurred and expensed transaction expenses of $1.3 million, net of tax, or approximately $.04 cents per share.  The Company also deposited $3.9 million in an escrow account, which the Company believes iLogistix is required to refund with interest.  This escrow is recorded in other current assets in the Company’s consolidated balance sheet.

On March 19, 2002, iLogistix filed a lawsuit in a United States Bankruptcy Court for specific performance under the Asset Purchase Agreement and for unspecified damages and declaratory relief. Subsequently, iLogistix dismissed its claim for specific performance.  The Company has submitted an answer to iLogisitx’ legal action averring that the Asset Purchase Agreement had been properly terminated and that the legal action by iLogistix is without merit.

On July 11, 2002, iLogistix sold substantially all of its assets to CMGI for consideration in excess of the amount under the Zomax contract.  Zomax has demanded a return of the $3.9 million deposit, accrued interest, payment of certain legal fees and payment of the breakup fee.

9.             Strategic Alliance Agreement

On August 12, 2002 the Company announced the signing of a Strategic Alliance Agreement with Intraware, Inc., a leading provider of global electronic software delivery and management (ESDM) solutions.  Under this agreement, the Company has an exclusive right to market and resell Intraware’s ESDM services in the supply chain outsourcing market.  The agreement has an initial term of ten years and may be cancelled earlier at the Company’s option upon one year’s notice.  Minimum fees under the agreement, assuming the full ten-year term and certain other conditions, are $15.0 million.

In addition to the strategic alliance agreement, the Company has invested $5.0 million in a private placement of Intraware common stock at $.82 per share, representing approximately 12% of the outstanding shares of Intraware.  The common stock was issued in a private placement without registration under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Intraware agreed to file with the Securities Exchange Commission (SEC) a registration statement to register the resale of the common stock issued to Zomax within one year of closing, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as promptly as practicable.  The Company has classified this investment as an available-for-sale security, and accordingly, unrealized holding gains and losses are excluded from earnings and reported as a component of other comprehensive income.

10.           Subsequent Event

In the fourth quarter of 2002, the Company’s Board of Directors approved a plan by management to upgrade the Company’s call center systems.  The Company has not finalized its assessment of the impact on the carrying value of current call center systems investments, but anticipates that the upgrade will result in a related write-off in the fourth quarter of between $.5 million and $1.3 million.

11.           Industry Segment and Operations by Geographic Areas

The Company operates in one industry segment.  The geographic distribution of the Company’s identifiable sales, operating income (loss) and assets for the periods ended September 27, 2002 and September 28, 2001 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Sales:
United States	$38,195	$37,366	$118,689	$125,758
Ireland	7,086	9,554	22,091	35,443
Canada	6,068	4,511	18,942	14,100
Intergeographic sales	(7,630)	(5,602)	(24,658)	(14,861)
	$43,719	$45,829	$135,064	$160,440
Operating income (loss):
United States	$2,048	$3,603	$6,852	$15,279
Ireland	83	(14)	177	1,245
Canada	699	724	2,132	2,415
Corporate and eliminations	(3,863)	(1,996)	(10,592)	(5,117)
	$(1,033)	$2,317	$(1,431)	$13,822
Capital expenditures:
United States	$455	$335	$1,180	$1,053
Ireland	—	671	56	3,342
Canada	25	75	115	252
	$480	$1,081	$1,351	$4,647
Depreciation and amortization:
United States	$1,465	$1,871	$4,498	$5,790
Ireland	440	466	1,248	1,343
Canada	308	309	923	925
	$2,213	$2,646	$6,669	$8,058

	As of September 27, 2002	As of December 28, 2001
Assets:
United States	$44,578	$51,008
Ireland	31,200	35,732
Canada	19,884	15,713
Total identifiable assets	95,662	102,453
Corporate assets and eliminations	67,596	61,053
Total assets	$163,258	$163,506

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a leading international outsource service provider of process management services.  The Company’s fully integrated services include: “front end” e-commerce support; customer contact center and customer support solutions; subscription management services; DVD authoring services; CD and DVD mastering; CD and DVD replication; supply chain and inventory management; graphic design; print management; CD and DVD printing; assembly; packaging; warehousing; distribution and fulfillment; and RMA processing services.  The Company has facilities in the United States, Canada and Ireland.

The Company’s business has been characterized by short lead times for customer orders.  For this reason and because of the timing of orders, delivery intervals and the possibility of customer changes in delivery schedules, the Company’s backlog as of any particular date is not a meaningful indicator of future financial results.

Results of Operations

Sales.  Sales were $43.7 million for the third quarter of 2002, a decrease of 4.6% from $45.8 million in the third quarter of 2001.  While unit volume increased 15% in the third quarter of 2002 as compared to 2001 it was more than offset by a decrease in the average unit price (AUP) during the quarter due to a higher mix of lower priced replication-only business.  For the nine months ended September 27, 2002, sales were $135.1 million, a decrease of 15.8% from sales of $160.4 million for the same period of 2001.  Sales in 2002 continue to be negatively affected by the slowdown in personal computer hardware and software spending, reductions in unit pricing due to continuing overcapacity in the industry, and general economic uncertainty.  The Company has limited visibility into the fourth quarter, but expects revenues to be seasonably higher than the third quarter.

Cost of sales.  Cost of sales as a percentage of sales was 81.9% and 78.7% for the third quarter of 2002 and 2001, respectively.  As discussed in Note 3 to the Consolidated Financial Statements, cost of sales during the quarter was favorably impacted in the amount of $.7 million by a reduction in royalty rates on certain CD and DVD manufacturing technology.  For the first nine months of 2002 and 2001, cost of sales as a percentage of sales was 81.2% and 76.6%, respectively.  The increases in the cost of sales percentage reflect the decrease in revenues relative to the fixed portion of cost of sales.  The Company has limited visibility into the fourth quarter but expects gross profit margins in the fourth quarter to be comparable to third quarter levels.

Selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of sales were 20.5% and 16.2% for the third quarter of 2002 and 2001, respectively.  For the first nine months of 2002 and 2001, selling, general and administrative expenses were 19.8% and 14.8% of sales, respectively.  Selling, general and administrative expenses for the nine months ended September 27, 2002 include expenses of $2.2 million related to due diligence activities performed to investigate possible acquisitions that were subsequently terminated.  In the fourth quarter of 2002, the Company’s Board of Directors approved a plan by management to upgrade the Company’s call center systems.  The Company has not finalized its assessment of the impact on the carrying value of current call center systems investments, but anticipates that the upgrade will result in a related write-off in the fourth quarter of between $.5 million and $1.3 million.

Other income.  Other income consists primarily of interest income and expense, foreign currency gains and losses, and in 2001, the Company’s equity in the losses of an unconsolidated subsidiary.  Other income decreased to $0.3 million in the third quarter of 2002 from $0.6 million in the same period in 2001.  For the nine months ended September 27, 2002, other income decreased to $0.8 million from $1.2 million in the same period in 2001.  The decreases reflect lower interest rates on the Company's investments offset by the elimination in the fourth quarter of 2001 of the recognition of the Company’s share of losses of an unconsolidated entity and lower outstanding borrowings.

Provision for income taxes.  The effective income tax rate for the third quarter of 2002 was 35.6%, as compared to 36.3% for the third quarter of 2001.  The effective income tax rate for the first nine months of 2002 was 35.9% as compared to 36.3% for the same period in 2001.

Net income (loss).  Net loss for the third quarter of 2002 was $0.5 million, as compared to net income of $1.9 million in 2001.  Net loss for the first nine months of 2002 was $0.4 million as compared to net income of $9.6 million for the same period in 2001.  Diluted loss per share was $.01 for the third quarter of 2002, as compared to diluted earnings per share of $.06 in the third quarter of 2001.  Diluted loss per share was $.01 for the first nine months of 2002, as compared to diluted earnings per share of $.29 for the same period in 2001.

Liquidity and Capital Resources

As of September 27, 2002, the Company had working capital of $90.0 million, as compared to working capital of $89.9 million as of December 28, 2001.  As of September 27, 2002, the Company had cash and cash equivalents totaling $72.5 million.

Net cash provided by operating activities for the first nine months of 2002 was $2.9 million, compared to $13.0 million during the first nine months of 2001.  The lower operating cash flow in 2002 was primarily due to the decrease in net income and the $3.9 million escrow payment related to the iLogistix transaction (see Note 8 to the Consolidated Financial Statements).

Net cash used in investing activities during the first nine months of 2002 and 2001 was $6.4 million and $4.7 million, respectively.  In 2002, the cash used was primarily related to the investment in Intraware (see Note 9 to the Consolidated Financial Statements), while in 2001, the cash used related primarily to the purchase of property and equipment.  In the fourth quarter of 2002, the Company’s Board of Directors has approved a $4.5 million capital expenditure plan related to upgrades to the Company’s call center systems and increasing DVD replication capacity.  These expenditures are expected to occur over the next two to three fiscal quarters.  The Board of Directors has also approved a Stock Buyback Program to expend up to $10.0 million to repurchase the Company’s stock in the open market.  The timing and extent of repurchases under this program will vary based on market conditions as well as regulatory limitations imposed on such programs.

Net cash used in financing activities was $1.0 million during the first nine months of both 2002 and 2001.  In 2002, the Company received $1.2 million from the issuance of common stock, as compared to $2.0 million in 2001.  The issuance of common stock was pursuant to the Company’s on going Employee Stock Purchase Plan and Stock Option Plan.  The Company repaid principal on notes payable totaling $2.2 million in the first nine months of 2002 and $3.0 million for the same period in 2001.

The effect of exchange rate changes was to increase cash by $2.0 million and resulted from the decline during the year of the value of the U.S. dollar relative to the Euro.

As of September 27, 2002, the Company had a revolving line of credit facility with available borrowings up to $25.0 million.  Such borrowings are limited to an amount based on a formula using eligible accounts receivable and inventories.  There were no borrowings outstanding under the revolving line of credit facility at September 27, 2002.

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

Seasonality

The demand for CDs and related services is seasonal, with demand increasing in the fall due to the new school year and holiday season purchases.  This seasonality could result in significant quarterly variations in financial results, with the fourth quarter generally being the strongest in terms of revenue.

Outlook

The statements contained in this Outlook section and elsewhere in this Form 10-Q are based on current expectations.  Some of these statements, including the statements related to estimated revenues and gross profit margins in the fourth quarter, the impact of plans to upgrade the

Company’s call center systems, and the Company’s capital spending plans, are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to its growth strategy, financial results, sales efforts, acquisition plans and cash requirements.  There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.  Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others, those identified below.

The Company believes that worldwide demand for CDs and its other services has declined due to the economic slowdown in the PC and software markets and the continuing uncertainty in the worldwide economy.  Unit prices may continue to decline due to the overcapacity in the industry.

If market demand and unit prices continue to decline, the Company’s revenues will be directly and adversely impacted and capacities will be further underutilized.  Pricing strategies of competitors and general economic factors affecting demand in the personal computer hardware and software industry directly impact the Company.  A substantial part of the Company’s revenue and unit volume is derived from a small number of key customers, including Microsoft and AOL, and revenues and operating income will be significantly lower than expected if the Company cannot retain these customers.  In addition, if the Company does not respond rapidly to technological changes, it is subject to the loss of some of its customer base, which will materially and adversely effect revenue.

Some additional factors include (i) the Company’s ability to attract and retain a skilled and qualified workforce in diverse locations at acceptable costs; (ii) the ability of the Company to effectively compete in an intensely competitive environment; (iii) risks associated with establishing and maintaining international operations; (iv) the Company’s dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; (v) the Company's ability to conclude the Philips Corporation agreement as indicated in Note 2 to the Consolidated Financial Statements; and (vi) the development and rate of market acceptance of new electronic media products or technologies, including DVD and electronic software downloading services.

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

Foreign currency gains and losses are reflected in the Company’s financial statements.  The net exchange loss was $0.1 million for the third quarter ended September 27, 2002.  The Company believes that it will continue to incur exchange gains and losses from foreign operations in the future.

Interest. As of September 27, 2002, the Company had total outstanding debt of $4.5 million, with interest rates that are tied to the prime rate or LIBOR.  Therefore, the Company is subject to exposure to interest rate risk for these borrowings based on fluctuations in the interest rates.  Based upon the outstanding indebtedness as of September 27, 2002, an increase in the interest rates of 1.0% would cause a corresponding increase in our annual interest expense of less than $0.1 million.

ITEM 4.          CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on October 23, 2002.  Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its quarterly report on Form 10-Q for the quarterly period ended September 27, 2002.

Subsequent to October 23, 2002 through the date of this Form 10-Q for the quarterly period ended September 27, 2002, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 2, 2002, the Company issued an option to purchase 25,000 shares of common stock for $3.64 per share to an employee.  The option grant was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 5.          OTHER INFORMATION

On October 18, 2002 the Company announced that the Securities and Exchange Commission (SEC) is conducting a preliminary investigation into the trading of the Company’s securities by insiders.  The Company is cooperating with the SEC in its investigation.  The Company’s Board of Directors has established a Special Committee comprised entirely of outside directors to oversee the Company’s activities relative to the investigation.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

99.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.2                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)                                 Reports on Form 8-K.

During the quarter ended September 27, 2002, the Company filed a Form 8-K dated August 9, 2002 to report the certification by its Chief Executive Office and its Chief Financial Officer of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2002.

Subsequent to September 27, 2002, the Company filed a Form 8-K dated October 18, 2002 to report the Securities and Exchange Commission’s preliminary investigation into insider trading of the Company’s stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOMAX INCORPORATED

Date: November 11, 2002	By:	/s/ James T. Anderson
James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ John Gelp
John Gelp, EVP and Chief Financial Officer (principal financial and accounting officer)

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, James T. Anderson, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Zomax Incorporated;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ James T. Anderson
James T. Anderson
Chairman and Chief Executive Officer

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, John Gelp, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Zomax Incorporated;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ John Gelp
John Gelp
Executive Vice President and Chief Financial Officer

ZOMAX INCORPORATED

EXHIBIT INDEX
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 27, 2002

Exhibit Number	Description

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer