Form 10-K
period 2002-12-27
ZOMAX INC /MN/
filed 2003-03-27
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 27, 2002

or

☐     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from            to           .

Commission File Number:  0-28426

ZOMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Minnesota

No. 41-1833089

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5353 Nathan Lane, Plymouth, MN 55442
(Address of Principal Executive Offices)

Registrant’s telephone number (763) 553-9300

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒  NO ☐

The aggregate market value of the voting stock held by non-affiliates was $116,821,240 based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 28, 2002.

The number of shares outstanding of the registrant’s common stock as of March 10, 2003 was 32,426,657 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2003 are incorporated by reference into Part III of this report.

PART I

ITEM 1.  BUSINESS

General

Zomax Incorporated (Zomax or the Company) helps companies more efficiently bring their products and content to market worldwide.  The Company’s outsourcing solutions enhance the process of sourcing, production, and fulfillment through a modular suite of supply chain services.  Through operational excellence and consistent execution, the Company’s goal is to provide superior and lasting value for its customers.

        Established in 1993, the Company has approximately 1,150 full -time employees and operates twelve facilities worldwide in the United States, Canada, Mexico, and Ireland.  The Company has demonstrated an ability to provide consistently high quality products and services in a just-in-time (JIT) model.  Zomax continues to expand its geographic presence and supply chain services offering by building and acquiring additional manufacturing, customer contact, distribution, and returns management capabilities.

Zomax markets and sells outsourced supply chain services to industry leading customers in a variety of markets.  Zomax believes its expertise in integrating and managing critical supply chain functions allows its customers to focus on their core competencies, reduce costs, accelerate time to market, decrease inventory obsolescence, and improve response to customer demand in a variety of geographic regions.

Whether Zomax is fulfilling orders directly to its customer’s end-users or channel partners, or JIT to the customer’s production facilities, the Company’s goal is to help customers deliver “The Perfect Order” — that means the right product, the right place, the right time, at the right value.

Industry

The supply chain outsourcing services industry manages a vast array of products and content for a wide range of markets.   Whether it is IT hardware, IT software, consumer electronics, automotive parts, pharmaceuticals or other products, organizations are increasingly turning to experienced outsourcing partners to help deliver their products to market more efficiently.  The need for faster time to market, quicker inventory turns, greater focus on core competencies and lower costs have driven the growth of supply chain outsourcing.

The same factors that have led to the trend of more outsourcing are driving consolidation in the industry, as many small local and regional service providers find it increasingly difficult to access the capital required to invest in new equipment and additional value-added services.  Consolidation of the industry continues as marginal companies struggle to compete during the economic downturn.

Zomax’ strong balance sheet, end-to-end solutions, consistent execution and solid reputation in the industry continue to be a competitive advantage and have positioned Zomax to continue to capture market share as the economy improves.

Services

        The Company’s outsourcing solutions enhance the process of sourcing, production, and fulfillment through a modular suite of supply chain services that enable customers to select the combination of services that best meet their unique needs.        Zomax’ services are delivered from twelve multifunctional facilities across North America, Mexico, Canada, and Ireland and include the following:

•   Customer Contact Services – Integrated order management, e-commerce, and teleservices for Zomax clients and their customers to support revenue growth.

•   Sourcing Services – Global procurement and material management services to decrease costs and ensure quality.  Examples include a range of technology, packaging, print, displays, manuals, and other product related items.

•   Production Services – Media replication, manufacturing, and print services for consistent products and scalable supply.  Includes CD/DVD manufacturing with ISO standard processes for high quality and efficient production.

•   Assembly/Kitting Services – JIT services optimize inventory levels, product mix, and volume to meet customer demand.  Zomax manages the entire process and supports various assembly models, inventory management processes and near site or remote site locations.

•   Fulfillment Services – Physical or electronic distribution to ensure timely delivery to the channel, retailer or end-customer.  Includes a range of warehousing services, EDI capabilities to major retailers, and logistics management services.

•   Returns Management Services – Reverse logistics services ranging from damaged product to finished goods returns.

In 2002, Zomax also completed a strategic partnership with Intraware to incorporate Electronic Software Delivery (ESD) as part of the solutions offered in 2003 and beyond.  The need for faster product delivery and lower costs are driving the demand for these types of services which augment Zomax’ traditional service offering.

With the breadth and modularity of Zomax’ services, customers can choose to outsource some or all of their supply chain functions in bringing their products and content to market.  In all cases, Zomax’ account and project management organizations maintain regular contact with customers and coordinate all services provided.

Customers,  Markets and Sales

Zomax markets and sells outsourced supply chain services to a variety of customers.  Historically, the Company has derived the majority of its revenue from customers in the computer hardware manufacturing and software publishing industries.  The Company currently services a broad customer base in these industry segments including Microsoft®, Dell®, AOL®, Logitech®, Apple® and Hewlett Packard®.

In late 2002, Zomax increased the size of its sales and marketing staff to continue to expand in the industries it serves and penetrate into new markets.  In 2003, the company will focus on additional expansion in industries that have the common and growing need to bring large volumes of products and/or content to market more efficiently.  These include industries where Zomax has experience and proven customer examples including consumer electronics, marketing services, and corporate information services.

Zomax employs a direct sales staff that is responsible for maintaining relationships with existing customers and developing new business relationships.  The Company also employs a project management staff that is responsible for ensuring that each order is processed on a timely basis, all required support materials are in place, and desired quality levels are achieved.  Each customer account is assigned one or more project managers to provide daily contact with the customer, coordinate the purchase and manufacture of all necessary materials, adapt to order changes, and generally act as liaison with the customer.

Zomax is also an authorized replicator of Microsoft, which allows the Company to replicate Microsoft products for any authorized distributor.  The Company is also authorized to perform fulfillment services for Microsoft licensed OEMs.  These arrangements are pursuant to annual agreements with Microsoft.  The Company expects, but cannot guarantee, that these agreements will be renewed.  The Company also provides replication, telemarketing and fulfillment services for certain Microsoft programs under a two-year Master Services Agreement, which expires in June 2003.  The Company expects, but cannot guarantee, that this agreement will be renewed.  During 2002, 2001, and 2000, revenues derived from all of Microsoft activities accounted for 20%, 35%, and 40%, respectively, of the Company’s consolidated revenue.  This downward trend is primarily due to the maturing nature of these programs.

Financial information about the Company’s geographic segments is presented in Note 12 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Competition

The supply chain service industry is highly competitive and is experiencing consolidation.  Zomax competes primarily with supply chain service providers and, to a lesser extent, with media replicators and Third Party Logistics companies.  Each of these producers generally services a defined set of customer needs.

•   Supply Chain Outsourced Service Providers.  Participants in this segment include companies such as Zomax, Arvato (a division of Bertlesman AG), Cinram International Inc., Startek Corporation, SalesLink, Modus Media International, and Metatec Corporation.  Independent service providers generally have the ability to handle large volume requirements and have varying degrees of service capability.

•   Media Replicators.  Several media replicators have expanded their solutions to include additional supply chain services such as distribution or returns management.  Many companies in this segment do not have complete solutions in comparison to Zomax.  This includes Customer Contact Services and ESD.

•   Third Party Logistics Organizations.  Zomax competes with some participants in this market.  Core services for these companies are distribution and logistics but they have recently expanded their services to provide a broader set of supply chain capabilities.

•   Printing and Packaging Firms.  Organizations such as Banta, IPC and Q-Media started in the printing or packaging market and expanded their services to include other aspects of the supply chain.  These organizations lack key capabilities such as media replication and Contact Center Services.  Some of these companies are also partners of Zomax and provide printing and packaging services for customers.

Many of the Company’s national and regional competitors are larger and more established with greater financial and other resources than the Company, particularly as consolidation in the industry continues.  As a result, such competitors may be able to respond more quickly to market changes or to devote greater resources to the manufacture, promotion, and sale of their products and services than the Company.  Alternatively, other competitors have weak financial status in comparison to Zomax.  As financial strength becomes a key decision making component for customers, Zomax’ financial position becomes an advantage over these competitors.

The Company believes that it competes favorably with its competitors with respect to quality, service, reliability, price, manufacturing capacity, and timely delivery of product, the principal competitive factors in this industry.  The Company also believes that customers are willing to incur additional costs for extra services.  As such, to enhance its competitive position, the Company offers a full range of value-added services to customers including sourcing, production, fulfillment, returns management, and a range of contact center services.

Fiscal Year End

The Company’s fiscal year ends on the last Friday of the calendar year.  Unless otherwise indicated, the fiscal years ended December 27, 2002, December 28, 2001, and December 29, 2000 are referred to herein as 2002, 2001, and 2000, respectively.

Backlog

The Company’s business is characterized by short lead times for customer orders.  For this reason and because of the timing of orders, delivery intervals, and the possibility of customer changes in quantities and delivery schedules, the Company’s backlog as of any particular date is not a meaningful indicator of future financial results.

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

Seasonality

The demand for CDs and related services is seasonal, with demand increasing in the fall due to the new school year and holiday season purchases.  This seasonality could result in significant quarterly variations in financial results, with fourth quarter generally being the strongest in terms of revenue.

Employees

The Company has approximately 1,150 full-time employees and hires additional employees on a temporary basis to perform manufacturing-related services as the need arises.  The Company believes that its relations with its employees are good.  None of the Company’s employees is covered by a collective bargaining agreement.

Available Information

See the Company’s web site at www.zomax.com for additional information regarding the Company and its products and services.  All reports filed electronically by Zomax with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are available by contacting the Company’s Investor Relations at investorrelations@zomax.com or (763) 553-9300.  These filings are also accessible on the SEC’s web site at www.sec.gov.  The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are based on current expectations or beliefs concerning future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to its growth strategy, financial results, sales efforts, acquisition plans and cash requirements.  There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:

•      the ability of the Company to effectively compete in an intensely competitive environment;

•      the Company’s dependence on a small number of key customers in the personal computer hardware and software industries;

•      the ability of the Company to maintain its status as a Microsoft Authorized Replicator;

•      the ability of the Company to respond to declining market demand and unit prices resulting from the economic slowdown in the personal computer hardware and software industries;

•      the ability of the Company to meet its customers’ increasing security requirements regarding their intellectual property, inventory and other assets;

•      the Company’s ability to attract and retain a skilled and qualified workforce in diverse locations at acceptable costs;

•      risks associated with establishing and maintaining international operations;

•      the Company’s dependence on its ability to maintain licenses to use patented technology in its manufacturing operations; and

•      the development and rate of market acceptance of new electronic media products or technologies, including DVD and electronic software downloading services, and other media storage techniques.

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results.  It is not possible to foresee or identify all such factors.  As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

ITEM 2.  PROPERTIES

The Company leases facilities in the U.S. and Europe and owns property in Canada.  The following table sets forth information about the Company’s facilities.  Management believes its facilities are adequate for the Company for the foreseeable future.

Location	Approximate Square Feet	Lease Expiration		Activities
Arnprior, Canada	158,000	Owned		Print management, mastering, replication, printing, packaging, warehousing and distribution.

Concord, California	30,000	2008		Customer contact center

Dublin, Ireland	139,000	2016 - 2028	(1)	Customer contact center, print management, mastering, replication, printing, packaging, warehousing, fulfillment, distribution and RMA processing

Fremont, California	153,000	2006		Print management, mastering, replication, printing, packaging, warehousing, fulfillment and distribution.

Indianapolis, Indiana	91,000	2003		Packaging, fulfillment, distribution and RMA processing

Minneapolis, Minnesota	155,000	2003 - 2004	(2)	Graphic design, print management, mastering, replication, printing, packaging, warehousing, fulfillment, distribution, RMA processing and Corporate offices.

(1)   Includes leases for two different sites.

(2)   Includes leases for three sites, one of which is a lease for 82,000 square feet, with Nathan Lane Partnership LLP (described below), which expires in 2003 with an option to extend for an additional term of three years.

The Company leases a facility comprised of manufacturing, office and warehouse space in Minneapolis, Minnesota from Nathan Lane Limited Partnership, a Minnesota limited liability partnership of which Mr. Phillip T. Levin, a director of Zomax, owns a one-third interest.  Pursuant to this lease, as amended, the Company leases approximately 82,000 square feet at a base rent of $7.93 per net rentable square foot per annum.  The Company is also obligated to pay all taxes and operating expenses of this facility.

ITEM 3.  LEGAL PROCEEDINGS

On February 21, 2002, the Company signed an Asset Purchase Agreement (“APA”) to purchase the business and substantially all the assets of Software Logistics Corporation (“iLogistix”).  iLogistix provides supply chain services to technology companies and has operating facilities in the United States, Netherlands, Singapore, Taiwan, Mexico, Ireland and Brazil.

The closing of the transaction was scheduled for February 28, 2002, subject to significant closing conditions.  As of March 19, 2002, certain significant conditions to closing were not satisfied by iLogistix; therefore, the Company terminated the APA.  The Company incurred and expensed transaction costs of $1.3 million, net of tax, or approximately $.04 cents per share.  The Company also deposited $3.9 million in an escrow account, which the Company believes iLogistix is required to refund with interest.  This escrow is recorded in other current assets in the Company’s consolidated balance sheet.

On March 19, 2002, iLogistix filed a lawsuit in a United States Bankruptcy Court for specific performance under the APA and for unspecified damages and declaratory relief.  Subsequently, iLogistix dismissed its claim for specific performance.  The Company has submitted an answer to iLogistix’ legal action averring that the APA had been properly terminated and that the legal action by iLogistix is without merit.

On July 11, 2002, iLogistix sold substantially all of its assets to CMGI for consideration in excess of the amount under the Zomax contract.  Zomax has demanded a return of the $3.9 million deposit, accrued interest, payment of certain legal fees and payment of the break-up fee.

On or about October 28, 2002 the Bankruptcy Court granted Zomax authority to file a counterclaim in the adversary proceeding, including, in particular, claims for a break-up fee and attorney’s fees.  On December 26, 2002, Zomax filed a motion for summary judgment in the case with the Court.

On March 13, 2003, Zomax and iLogistix reached a settlement whereby the $3.9 million deposit, plus all accrued interest thereon, will be paid to Zomax, and both parties will drop all other claims and actions arising out of the APA.  This settlement agreement will be presented to the Court at a hearing scheduled for April 3, 2003.  If, as expected, the settlement agreement is approved by the Court, the deposit plus accrued interest would be returned soon thereafter.

The Company previously announced that the Securities and Exchange Commission is conducting a preliminary investigation into the trading of Zomax securities by insiders.  The Company is cooperating with the SEC in its investigation.  The SEC has not indicated when it expects the investigation to be concluded.

The Company is involved in certain other claims arising in the normal course of business.  In management’s opinion, the final resolution of these claims should not have a material adverse effect on the Company’s financial position or results from operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of  2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock is quoted on the NASDAQ Stock Market under the symbol “ZOMX.”  The following table sets forth, for the periods indicated, the high and low closing bid prices of the Company’s Common Stock.  These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	2002		2001
	High	Low	High	Low
First Quarter	$8.22	$6.10	$7.44	$4.16
Second Quarter	7.46	3.90	8.91	3.44
Third Quarter	4.30	3.10	9.22	4.25
Fourth Quarter	4.50	3.22	8.90	5.01

Holders

As of March 10, 2003, there were approximately 400 record holders of the Company’s Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts.  Based on information which the Company has obtained from its transfer agent, there are approximately 14,000 stockholders of the Company’s Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

The Company has never declared or paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Company intends to retain future earnings for the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

FIVE-YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	2002	2001(1)	2000	1999(2)	1998
STATEMENT OF OPERATIONS DATA:
Sales	$185,500	$216,797	$239,090	$238,698	$61,485
Gross profit	32,812	50,109	71,526	73,916	16,804
Selling, general and administrative expenses	35,264	31,964	33,532	37,724	10,595
Operating income (loss)	(2,452)	17,222	37,994	36,192	6,209
Income (loss) before income taxes	(1,252)	14,254	38,451	37,804	6,141
Income tax expense (benefit)	(573)	5,221	13,592	11,977	2,475
Net income (loss)	(679)	9,033	24,859	25,827	3,666
Earnings (loss) per share:
Basic	(0.02)	0.28	0.78	0.87	0.14
Diluted	(0.02)	0.27	0.74	0.79	0.13
Weighted average number of common shares outstanding :
Basic	33,050	32,364	31,915	29,662	25,470
Diluted	33,050	33,152	33,529	32,692	26,926
BALANCE SHEET DATA:
Cash and cash equivalents	$72,146	$74,999	$63,577	$51,128	$25,621
Working capital	89,960	89,889	69,872	47,466	26,969
Total assets	167,183	163,506	167,935	142,304	65,423
Long-term notes payable, net of current portion	747	3,720	6,757	10,603	1,746
Total shareholders’ equity	130,549	124,424	112,095	82,430	50,087

(1)   Results of operations for the year ended December 28, 2001, include one-time charges of $2.9 million net of tax, or $0.09 per share, for the write-off of the Company’s investment in Microgistix, and $0.6 million net of tax, or $0.02 per share, for the write-off of goodwill related to the acquisition of Trotter Technologies, Inc.

(2)   In January 1999, the Company acquired the businesses and certain net assets of Kao Corporation in the United States, Canada, Ireland and Germany.  Kao’s results of operations have been included with the Company’s results of operations since the date of acquisition.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year-End

The Company’s fiscal year ends on the last Friday of the calendar year.  Unless indicated otherwise, the  fiscal years ended December 27, 2002, December 28, 2001, and December 29, 2000  are referred to as 2002, 2001, and 2000, respectively.

Application of Critical Accounting Policies

Revenue Recognition  The Company records sales revenue at the time product is shipped or as services are rendered.  For certain customers, product is invoiced upon completion, with shipment occurring based on written customer instructions.  In these cases, the customer accepts title to the goods as of the date of the invoice and sales revenue is recognized by the Company.  In each case of bill and hold sales, the Company ensures that the transaction complies with the conditions and considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

Royalties.  The Company has license agreements with certain companies for the use of certain CD and DVD manufacturing technology. The cost of these royalties is accrued based on units sold and charged to cost of sales.

Recently Issued Accounting Pronouncements

In April, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement become effective for the Company in 2003.  The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred.  Prior to the adoption of SFAS No. 146, certain exit costs were recognized when a commitment was made to a restructuring plan, which may have been before the liability was incurred. The Company adopted the provisions of this statement in 2002. The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not impact the Company’s financial position or results of operations.

In December, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”).  SFAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements.  The provisions of SFAS No. 148 became effective for the Company in fiscal 2002.  The adoption of SFAS 148 did not impact the Company’s financial position or results of operations.

Results of Operations

The following table sets forth certain operating data to aid in the understanding of the discussion and analysis of the results of operations.  Amounts are shown as a percentage of sales, except for income taxes, which is presented as a percentage of income or loss before taxes.

	2002	2001	2000
Sales	100.0%	100.0%	100.0%
Gross profit	17.7	23.1	29.9
Selling, general and administrative expenses	19.0	14.7	14.0
Operating income (loss)	(1.3)	7.9	15.9
Other income (expense)	0.6	(1.4)	0.2
Income tax expense (benefit)	(45.8)	36.6	35.3
Net income (loss)	(0.4)	4.2	10.4

2002 Compared to 2001

Net Income (Loss).  The Company’s net income decreased from $9.0 million in 2001 to a net loss of $0.7 million in 2002.  Diluted earnings per share declined from $0.27 in 2001 to a net loss per share of $0.02 in 2002.  The decline in earnings reflects the cumulative effect of decreased revenues and gross profit margins and increased selling, general and administrative expenses as discussed in more detail below.

Sales.  Sales decreased 14.4% to $185.5 million in 2002 from $216.8 million in 2001.  The decrease is attributable to a decline in sales to Microsoft, the Company’s largest customer, which decreased from 35% of sales in 2001 to 20% of sales in 2002.  The Company’s sales to Microsoft consist of replication, fulfillment and call center services in support of certain Microsoft programs.  These programs have been maturing over the past several years, resulting in lower levels of service requirements from the Company.  While the Company anticipates that support requirements and related revenues associated with these Microsoft programs will continue to decline in 2003, it believes it maintains a strong relationship with Microsoft and continues to pursue opportunities to provide additional services to this key customer.

Excluding the decline in sales to Microsoft, the Company’s revenues increased 4% from 2001 to 2002.  During 2002, the Company added several new accounts to its customer base as well as increased the volume and types of services performed for a number of existing customers.  In 2002, the Company significantly increased the number of low-priced, raw CD units sold to one major customer.  This customer accounted for 30% of total units sold in 2002.  However, the effect on revenues of these increases in business activity were offset by continued declines in CD and DVD unit prices attributable to industry over-capacity and declining demand for CD media.  The Company expects these factors will continue to exert downward pressures on pricing in 2003.

Gross Profit.  Gross profit decreased to 17.7% of sales in 2002 from 23.1% of sales in 2001.  This decrease reflects a decline in total sales relative to the fixed nature of certain costs included in cost of sales, continued unit price deterioration of CD and DVD media and a continued shift in the Company’s product mix to products that contain a higher content of low margin packaging materials.  Pricing pressures and product mix changes are expected to continue to exert downward pressure on the Company’s gross profit margins in 2003.

In the Company’s Form 10-Q for the quarter ended September 27, 2002, the Company reported that it was in the final stages of negotiations with Philips Corporation for a reduction in the royalty rate available under Philips’ Compliance Reward Program.  The Company expected these negotiations to be completed by December 27, 2002 and that the reduced rates would be retroactive to July 1, 2002.  These expectations were based on the Company’s assessment of the status of the negotiations as well assurances to this effect from Philips.  The Company did not complete these negotiations as of year-end and adjusted its Philips royalty rates for all of 2002 to those in effect under the existing agreement.  As a result, fourth quarter cost of sales includes approximately $700,000 of royalty expenses related to the third quarter.  While these negotiations are ongoing, the Company can not guarantee that it will reach agreement for a reduction in the Philips royalty rate.  The Company’s inability to successfully complete these negotiations could result in further downward pressure on the Company’s gross profit margins as CD and DVD unit prices have begun to reflect the anticipated reduction in costs associated with this change in the royalty rates.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 10.3% to $35.3 million in 2002 from $32.0 million in 2001.  The increase is the result of approximately $2.2 million in legal and other costs associated with potential acquisition opportunities pursued in the first half of 2002 and a $1.3 million write-down of the Company’s existing call center software systems as a result of the replacement of those systems that began in the fourth quarter of 2002.  Excluding these unusual items, SG&A expenses declined slightly in 2002 from 2001.

Other Income and Expense.  Interest income decreased to $1.4 million in 2002 from $2.7 million in 2001.  This decrease reflects the decline in interest rates earned on the Company’s investments.  Interest expense declined to $0.2 million in 2002 from $0.6 million in 2001 as a result of lower outstanding borrowings and lower interest rates.

In the fourth quarter of 2001, the Company wrote-off its remaining $4.4 million investment in an unconsolidated entity, Microgistix, on the basis that Microgistix’ historical operating results and cash flow requirements could not justify the Company’s carrying value of this investment.  As a result of this write-down, the Company did not recognize any portion of Microgistix 2002 losses in the current year

Income Taxes.  The effective income tax rate for 2002 was 45.8%, compared to 36.6% in 2001.  Due to the decline in earnings before income taxes, income and deductions that are permanently treated differently for book and tax purposes have a larger relative effect in 2002 than in 2001 when measured as a percentage of the lower 2002 pretax results.

2001 Compared to 2000

Net Income.  Net income for 2001 decreased 63.7% to $9.0 million compared to $24.9 million in 2000.  Diluted earnings per share declined to $0.27 per share in 2001 from $0.74 per share in 2000.  As discussed in more detail below, the decline in earnings reflects the decreased revenues and gross profit margins partially offset by a decrease in selling, general and administrative expenses.

Sales.  Sales decreased 9.3% to $216.8 million in 2001 from to $239.1 million in 2000.  The decrease resulted from a 9.6% decrease in CD and DVD related sales. This decrease primarily relates to unit volume decreasing by 18.0% during 2001 offset by the average unit price increasing 9.9% due to the Company performing more value added services for customers. Revenues in 2001 were negatively affected by the slowdown in personal computer and software spending and worldwide economic uncertainty.

Gross Profit.  Gross profit as a percentage of sales was 23.1% in 2001 and 29.9% in 2000.  The gross profit percentage decrease was primarily due to the Company’s sales mix and pricing pressures.  The Company’s sales mix for 2001 included an increase in lower margin materials and freight billings, while fixed costs increased as a percentage of sales due to CD/DVD manufacturing capacity completed in 2000 and manufacturing operating at lower utilizations.  These increases were partially offset by a decrease in the amount of outsourced production, which is more costly than CDs produced internally.  The Company outsources its CD production when customer orders exceed its production capabilities.  The Company outsourced 2% of its CD production in 2001 and 7% in 2000.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses as a percentage of sales were 14.7% in 2001 and 14.0% in 2000. SG&A expenses decreased $1.5 million to $32.0 million in 2001 from $33.5 million in 2000.  The decrease in dollars was achieved through operational efficiencies and cost containment measures implemented in 2001.

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

Equity in Losses of Unconsolidated Entity.  During 2001, the Company recognized a loss of $0.6 million from its equity investment in Microgistix, compared to a $1.4 million loss in 2000.  The losses represent the Company’s share of Microgistix losses and the amortization of the Company’s excess purchase price of the Microgistix common stock acquired over the fair value of the underlying net assets acquired.

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

Income Tax Expense (Benefit).  The effective income tax rate for 2001 was 36.6% compared to 35.3% in 2000.  The increase in the effective tax rate is due primarily to a lower amount of income from Ireland, which has a lower effective tax rate.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At the end of  2002, cash and cash equivalents totaled $72.1 million, a decrease of $2.9 million from 2001.  Despite the Company’s net loss in 2002, the Company generated $8.9 million of cash from operations, a decrease of $8.2 million from the $17.1 million generated in 2001.  This  decrease was primarily due to the decrease in net earnings as discussed above.

Cash used in investing activities in 2002 was $11.9 million, including a $5.0 million minority investment in Intraware, a leading provider of electronic software delivery services, and a $3.9 million escrow deposit related to the iLogistix acquisition that was subsequently terminated.  (See Item 3 of this Form 10-K.)  The Company expects return of this deposit in the first half of 2003.  Capital expenditures in 2002 totaled $3.0 million, a decrease of $1.9 million from 2001.  In the fourth quarter of 2002, the Company’s Board of Directors approved a $4.5 million capital expenditure plan related to upgrades to the Company’s call center systems and an increase in DVD replication capacity.  These upgrades represented a significant portion of the Company’s capital expenditures in 2002 and are expected to continue into the third quarter of 2003.

Net cash used in financing activities in 2002 was $2.2 million, a decrease from the $0.3 million of cash provided by these activities in 2001.  This change is attributable to a decline in proceeds from employee exercises of stock option grants.  In the fourth quarter of 2002, the Board of Directors approved a Stock Buy-back Program to expend up to $10.0 million to repurchase the Company’s stock in the open market.  The Company repurchased 118,300 shares for a total cost of $0.5 million under this program in 2002.  In the first quarter of 2003, the Company repurchased a total of 761,900 shares for a total cost of $2.6 million.  The timing and extent of future repurchases under this program will vary based on market conditions as well as regulatory limitations imposed on such programs.

Changes in foreign currency exchange rates had a $2.4 million positive impact on reported cash balances in 2002 due to the decline during the year in the value of the U.S. dollar relative to the Euro, the functional currency of the Company’s Ireland operations.

Working Capital and Liquidity.  Working capital totaled $90.0 million, $89.9 million and $69.9 million at the end of 2002, 2001 and 2000, respectively.  The Company’s primary source of working capital continues to be cash and cash equivalent balances as described above.  In addition, the Company has a revolving line of credit facility with available borrowings up to $25.0 million.  Borrowings under this facility are limited to an amount based on a formula using eligible accounts receivable and inventories. There were no borrowings outstanding under the revolving line of credit facility at the end of 2002, 2001 or 2000.

At the end of 2002, 2001 and 2000, the Company had total outstanding debt of $3.7 million, $6.7 million and $10.5 million, respectively.  The Company’s future payments of long-term debt and operating leases as of the end of 2002 are as follows (in millions):

Less than 1 Year

2 to 3 Years

4 to 5 Years

After 5 Years

Total

Long-term debt	$3.0	$.7	$—	$—	$3.7
Operating leases	4.7	6.9	5.0	26.2	42.8
Total	$7.7	$7.6	$5.0	$26.2	$46.5

Future liquidity needs will depend on, among other factors, the timing of capital expenditures, expenditures in connection with possible acquisitions, changes in customer order volume and the timing and collection of receivables. The Company believes that existing cash balances, anticipated cash flow from operations and amounts available under existing credit facilities will be sufficient to fund its operations for the foreseeable future.

Market Risk

Foreign Currency.  A portion of the Company’s operations are located in Ireland and Canada.  A majority of the Company’s sales from its Canadian operations, and a portion of the related costs, are denominated in US dollars.  As a result, the Company has limited exposure to the Canadian currency.  The majority of sales revenues and related costs in its Ireland operations are denominated in Euros.  Foreign currency transaction gains and losses are reflected in the Company’s financial statements and have historically not been material to the company’s results of operations or financial condition.  However, the Company anticipates it will continue to incur exchange gains and losses from foreign operations in the future which may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, sales of products and services are directly impacted by the value of the U.S. dollar relative to other currencies.

Interest.  As of December 27, 2002, the Company had total outstanding debt of $3.7 million, with interest rates that are tied to the prime rate or LIBOR.  Therefore, the Company is exposed to interest rate risk for these borrowings based on fluctuations in the interest rates.  Based upon the outstanding indebtedness as of December 27, 2002, an increase in the interest rates of 1.0% would cause a corresponding increase in annual interest expense of less than $0.1 million.

Inflation

Historically, inflation has not had a material impact on the Company.  The cost of the Company’s products is influenced by the cost of raw materials and labor.  There can be no assurance that the Company will be able to pass on any increased material and labor costs to its customers in the future.

Outlook

This section should be read in conjunction with the section titled “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” included in Part I of this Form 10-K

The Company believes that worldwide demand for CDs and its other services has declined due to the economic slowdown in the personal computer hardware and software markets and the continuing uncertainty in the worldwide economy.  Pricing strategies of competitors and general economic factors affecting demand in the personal computer hardware and software industry directly impact the Company.  In addition, a substantial part of the Company’s revenue and unit volume is derived from a small number of key customers in these industries, including Microsoft and AOL, and revenues and operating income will be significantly lower than expected if the Company cannot retain these customers.

Unit prices will likely continue to decline due to the overcapacity in the industry.  If market demand and unit prices continue to decline, the Company’s revenues will be directly and adversely impacted and capacities will be further underutilized.  In addition, if the Company does not respond rapidly to technological changes, it is subject to the loss of some of its customer base, which will materially and adversely effect revenue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” and “Outlook” under Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and Shareholders of
Zomax Incorporated

We have audited the accompanying consolidated balance sheet of Zomax Incorporated and Subsidiaries (the Company) as of December 27, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended December 28, 2001 and for the year ended December 29, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 25, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 18, 2003

Notice:  The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”).  This report relates to prior years’ financial statements and has not been reissued by Andersen.

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

/s/ Arthur Andersen LLP

Minneapolis, Minnesota,
January 25, 2002

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	2002	2001	2000

Sales	$185,500	$216,797	$239,090

Cost of sales	152,688	166,688	167,564
Gross profit	32,812	50,109	71,526

Selling, general and administrative expenses	35,264	31,964	33,532

Impairment of goodwill	—	923	—
Operating income (loss)	(2,452)	17,222	37,994

Other income (expense):
Equity in losses of unconsolidated entity	—	(631)	(1,416)
Impairment of investment in unconsolidated entity	—	(4,400)	—
Interest expense	(228)	(577)	(1,103)
Interest income	1,423	2,651	3,225
Other, net	5	(11)	(249)
Income (loss) before income taxes	(1,252)	14,254	38,451

Income tax expense (benefit)	(573)	5,221	13,592
Net income (loss)	$(679)	$9,033	$24,859

Earnings (loss) per share:
Basic	$(0.02)	$0.28	$0.78
Diluted	$(0.02)	$0.27	$0.74

Weighted average common shares outstanding:
Basic	33,050	32,364	31,915
Dilutive effect of stock options and warrants	—	788	1,614
Diluted	33,050	33,152	33,529

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$72,146	$74,999
Accounts receivable, net of allowance of $1,937 in 2002 and $2,234 in 2001	32,785	30,328
Inventories	9,712	11,142
Deferred income taxes	2,555	3,183
Other current assets	8,025	3,855
Total current assets	125,223	123,507

Property and Equipment, net	34,947	39,913

Investment in Available-For-Sale Securities	7,013	—

Other Assets	—	86
	$167,183	$163,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of notes payable	$2,989	$2,976
Accounts payable	14,333	12,964
Accrued expenses	17,422	13,961
Income taxes payable	519	3,717
Total current liabilities	35,263	33,618

Long-Term Notes Payable, net of current portion	747	3,720

Deferred Income Taxes	624	1,744
Total liabilities	36,634	39,082

Commitments and Contingencies

Shareholders’ Equity:
Common stock, no par value, 100,000 shares authorized; 33,028 and 32,833 shares issued and outstanding in 2002 and 2001, respectively	64,071	63,214
Retained earnings	66,447	67,126
Accumulated other comprehensive income (loss)	31	(5,916)
Total shareholders’ equity	130,549	124,424
	$167,183	$163,506

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

Balance, December 31, 1999	30,966	$51,953	$33,234	$(2,757)	$82,430

Net income	—	—	24,859	—	24,859
Translation adjustments	—	—	—	(1,697)	(1,697)
Common stock issued under employee stock purchase plan	143	1,412	—	—	1,412
Common stock issued upon exercise of stock options	1,428	3,031	—	—	3,031
Tax benefit realized from exercise of stock options	—	7,100	—	—	7,100
Common stock repurchases	(800)	(5,040)	—	—	(5,040)

Balance, December 29, 2000	31,737	58,456	58,093	(4,454)	112,095

Net income	—	—	9,033	—	9,033
Translation adjustments	—	—	—	(1,462)	(1,462)
Common stock issued under employee stock purchase plan	339	1,311	—	—	1,311
Common stock issued upon exercise of stock options and warrants	757	2,756	—	—	2,756
Tax benefit realized from exercise of stock options	—	430	—	—	430
Stock compensation expense	—	261	—	—	261

Balance, December 28, 2001	32,833	63,214	67,126	(5,916)	124,424

Net loss	—	—	(679)	—	(679)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	1,275	1,275
Translation adjustments	—	—	—	4,672	4,672
Common stock issued under employee stock purchase plan	188	873	—	—	873
Common stock issued upon exercise of stock options	125	322	—	—	322
Tax benefit realized from exercise of stock options	—	158	—	—	158
Common stock repurchases	(118)	(464)	—	—	(464)
Stock compensation expense	—	(32)	—	—	(32)

Balance, December 27, 2002	33,028	$64,071	$66,447	$31	$130,549

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year Ended
	2002	2001	2000
Operating Activities:
Net income (loss)	$(679)	$9,033	$24,859
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization	8,349	10,443	9,758
Stock compensation expenses	(32)	261	—
Write-down of property and equipment andgoodwill	1,352	923	—
Equity in losses of unconsolidated entity	—	631	1,416
Impairment of investment in unconsolidated entity	—	4,400	—
Foreign currency exchange	—	11	249
Tax benefits from employee stock option plan	158	430	7,100
Deferred income taxes	(473)	(2,352)	1,179
Changes in operating assets and liabilities:
Accounts receivable	(1,423)	1,265	(4,504)
Inventories	1,651	2,739	(4,493)
Other current assets	(96)	(290)	(1,021)
Accounts payable	869	(8,642)	2,615
Accrued expenses	3,120	(2,261)	(5,832)
Income taxes payable	(3,916)	475	1,533
Net cash provided by operating activities	8,880	17,066	32,859

Investing Activities:
Purchase of property and equipment	(2,950)	(4,934)	(14,283)
Investment in Intraware	(5,019)	—	—
Escrow deposit on terminated acquisition	(3,902)	—	—
Change in other assets	—	(15)	(44)
Net cash used in investing activities	(11,871)	(4,949)	(14,327)

Financing Activities:
Repayment of notes payable	(2,973)	(3,778)	(4,123)
Repurchase of common stock	(464)	—	(5,040)
Issuance of common stock, net	1,195	4,067	4,443
Net cash provided by (used in) financing activities	(2,242)	289	(4,720)

Effect of exchange rate changes on cash and cash equivalents	2,380	(984)	(1,363)

Net increase (decrease) in cash and cash equivalents	(2,853)	11,422	12,449

Cash and cash equivalents, beginning of year	74,999	63,577	51,128

Cash and Cash Equivalents, End of Year	$72,146	$74,999	$63,577

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year-End.  The Company’s fiscal year ends on the last Friday of the calendar year. The fiscal years ended December 27, 2002, December 28, 2001, and December 29, 2000 are referred to as 2002, 2001, and 2000, respectively, in the consolidated financial statements and notes thereto.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition.  The Company records sales revenue at the time product is shipped or as services are rendered.  For certain customers, product is invoiced upon completion, with shipment occurring based on written customer instructions.  In these cases, the customer accepts title to the goods as of the date of the invoice and sales revenue is recognized by the Company.  In each case of bill and hold sales, the Company ensures that the transaction complies with the conditions and considerations contained in Staff Accounting Bulletin No. 101 and Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.  In 2002, 2001 and 2000, one customer accounted for 20%, 35% and 40%, respectively, of the Company’s consolidated sales.

Cost of Sales.  The Company includes direct labor, direct materials, royalties and production overhead, which includes shipping costs, in cost of sales on the consolidated statements of operations.

Royalties.  The Company has license agreements with certain companies for the use of certain CD and DVD manufacturing technology. The cost of these royalties is accrued based on units sold and charged to cost of sales.

Income Taxes.  The Company and its subsidiaries file a consolidated federal income tax return and separate state and foreign returns. Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on the expected income tax rates for the year in which these temporary differences are expected to reverse. Foreign net operating loss carryforwards may be carried forward indefinitely.

Earnings (Loss) Per Share.  Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. In years in which the Company experiences a net loss, basic EPS and diluted EPS will be the same as the potential shares issued related to stock options are anti-dilutive.  Potential common shares of 3,674,000, 671,000, and 654,000 related to the Company’s outstanding stock options were excluded from the computation of diluted earnings per share for 2002, 2001 and 2000, respectively, as inclusion of these shares would have been anti-dilutive.

Cash and Cash Equivalents.  Cash and cash equivalents consist primarily of highly liquid short-term investments with original maturities of 90 days or less and are recorded at cost, which approximates market value.

Inventories.  Inventories, consisting of material, labor and overhead, are stated at the lower of first-in, first-out cost or market.

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over estimated useful lives of three to thirty years, or in the case of leasehold improvements, the term of the lease, if shorter.  Both straight-line and accelerated depreciation methods of depreciation are used for income tax purposes.  Depreciation expense totaled approximately $8,349,000 in 2002, $10,363,000 in 2001, and $9,678,000 in 2000.

Warranty.  The Company generally warrants to all customers that the goods sold by it will be free from defects in materials and workmanship.  If it is determined that the goods sold are defective, the Company typically repairs or replaces such goods.  The cost of these repairs or replacements have not had a material effect on the Company’s financial condition, results of operations or cash flows.

Fair Value of Financial Instruments.  The financial instruments with which the Company is involved are primarily of a traditional nature.  For most instruments, including cash, receivables, accounts payable, accrued expenses and short-term debt, the Company believes that the carrying amounts approximate fair value because of their short-term nature. The carrying value of long-term debt approximated fair value as of December 27, 2002 and December 28, 2001.  The fair values are based on current rates available to the Company.

Long-Lived Assets.  Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If any such impairment exists, the related assets would be written down to fair value.

As a result of a slowdown in the Company’s Returns Management and Authorization (RMA) processing business in the second half of 2001, the Company analyzed projected undiscounted cash flows and determined that goodwill associated with the 1997 purchase of Trotter Technologies, Inc. was impaired. Accordingly, the Company charged to earnings the entire amount of unamortized goodwill of approximately $923,000 in 2001.  Excluding the write-off in 2001, amortization expense totaled $80,000 in 2001 and $80,000 in 2000.

Stock Options.  The Company accounts for its stock option grants under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since options have been granted at not less than the market value on the date of grant, no compensation expense has been recognized for the stock options granted. As discussed in Note 7, the Company has a 1996 Stock Option Plan and an Employee Stock Purchase Plan.  Had the compensation cost of option grants been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure”, the Company’s income and EPS, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	2002	2001	2000
Net income (loss):
As reported	$(679)	$9,033	$24,859
Pro forma	$(2,945)	$6,193	$24,122

Basic EPS:
As reported	$(0.02)	$0.28	$0.78
Pro forma	$(0.09)	$0.19	0.76

Diluted EPS:
As reported	$(0.02)	$0.27	$0.74
Pro forma	$(0.09)	$0.19	$0.72

In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	2002	2001	2000
Risk-free interest rate	2.75%	5.05%	6.40%
Expected life of options granted, in years	6.6	7.0	10.0
Expected volatility of options granted	91.97%	94.56%	127.79%
Weighted average fair value of options granted	$3.82	$5.44	$19.55

Foreign Currency Translation.  Zomax converts assets and liabilities of foreign operations to their U.S. dollar equivalents at exchange rates in effect at the balance sheet date and records related translation adjustments as a component of shareholders’ equity in the consolidated balance sheets.  Income statements of foreign operations are translated from the operations’ functional currencies to U.S. dollar equivalents at average exchange rates prevailing during the period and records the related translation adjustment to a component of shareholders’ equity.  Foreign exchange transaction gains and losses are reported in other income and expense on the consolidated statements of operations.

Recently Issued Accounting Pronouncements.  In April, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  This statement eliminates extraordinary accounting treatment for a gain or loss reported on the extinguishment of debt and amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for the Company in 2003.  The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred.  Prior to the adoption of SFAS No. 146, certain exit costs were recognized when a commitment was made to a restructuring plan, which may have been before the liability was incurred. The Company adopted the provisions of this statement in 2002. The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.  The adoption of FIN 45 did not impact the Company’s financial position or results of operations.

In December, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”).  SFAS No. 148 presents additional alternatives for transitioning to the fair value method of accounting for stock-based compensation, prescribes the format to be used for pro forma disclosures and requires the inclusion of similar pro forma disclosures in interim financial statements.  The provisions of SFAS No. 148 are effective for the Company in fiscal 2002.  The Company has included the additional disclosures about its stock-based compensation accounting method in the “Stock Options” section of this Note.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheet Information (in thousands):

	2002	2001
Inventories:
Raw materials	$6,910	$8,575
Work in process	1,318	896
Finished goods	1,484	1,671
	$9,712	$11,142
Property and equipment, net:
Manufacturing equipment	$61,494	$60,160
Office equipment	6,187	5,683
Land, building and leasehold improvements	7,379	7,194
	75,060	73,037
Less: Accumulated depreciation and amortization	(40,113)	(33,124)
	$34,947	$39,913
Accrued expenses:
Compensation and benefits	$6,569	$5,743
Royalties	10,508	6,424
Other	345	1,794
	$17,422	$13,961

Supplemental Cash Flow Information (in thousands):

	2002	2001	2000
Cash paid for:
Interest	$245	$585	$1,125
Income taxes	1,235	6,205	1,625
Non-cash transactions:
Unrealized gain on available-for-sale securities	1,994	—	—

NOTE 3.  ACQUISITIONS AND STRATEGIC ALLIANCES

Strategic Alliance Agreement.  On August 12, 2002, the Company announced the signing of a Strategic Alliance Agreement with Intraware, Inc., a leading provider of global electronic software delivery (ESD) services.  Under this agreement, the Company has an exclusive right to market and resell Intraware’s ESD services in the supply chain outsourcing market.  The agreement has an initial term of ten years and may be cancelled earlier at the Company’s option upon one year’s notice.  Minimum fees payable under the agreement, assuming the full ten-year term and certain other conditions, are $15,000,000.

In addition to the strategic alliance agreement, the Company has invested $5,000,000 in a private placement of Intraware common stock at $0.82 per share, representing approximately 12% of the outstanding shares of Intraware.  The common stock was issued in a private placement without registration under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Intraware agreed to file with the Securities Exchange Commission (SEC) a registration statement to register the resale of the common stock issued to Zomax within one year of closing, and to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as promptly as practicable.  The Company has classified this investment as an available-for-sale security, and accordingly, unrealized holding gains and losses are excluded from earnings and reported as a component of other comprehensive income.  The market value of this investment was $7,013,000 as of December 27, 2002.

Investment in Unconsolidated Entity.  On October 2, 1998, the Company acquired 4,310,345 shares of the common stock of Microgistix (formerly Chumbo Holdings Corporation), a private company, in exchange for cash and warrants for total consideration of $5,000,000.  In December 2001, the Company wrote off its remaining investment in Microgistix, which amounted to $4,400,000.  Based on Microgistix’s historical operating results and cash flow requirements, the Company could not foresee that it would be able to recover the carrying amount of its investment in Microgistix or that Microgistix had the ability to sustain an earnings capacity which would justify the carrying amount of the investment.

Sales by the Company to Microgistix were $3,863,000, $4,877,000, and $6,097,000 in 2002, 2001, and 2000, respectively.  Microgistix accounts receivable balances totaled $773,000, $1,140,000, and $2,222,000 in 2002, 2001, and 2000, respectively.  The Company has eliminated unrealized profit associated with sales to Microgistix to the extent of its equity interest.

NOTE 4.  CREDIT FACILITIES AND LONG-TERM NOTES PAYABLE

The Company has a $15,000,000 term loan facility and a $25,000,000 revolving line-of-credit facility. The term loan facility requires quarterly principal payments of $750,000 on a straight-line amortization schedule. The interest rate is at the lower of prime plus 0.75 percent or LIBOR plus 2.25 percent (3.63 percent at December 27, 2002). The revolving line-of-credit facility provides for borrowings based on a formula using eligible accounts receivable and inventories with interest rates of prime plus 0.5 percent or LIBOR plus 2.00 percent (3.38 percent at December 27, 2002). Both facilities have five-year terms and contain certain financial covenants, the most restrictive of which involve limitations on capital expenditures and debt relative to adjusted earnings.  The Company was in compliance with such covenants as of December 27, 2002.

The amount outstanding on the term loan facility at the end of 2002 and 2001 was $3,736,000 and $6,696,000, respectively. The Company had no borrowings outstanding under the revolving line-of-credit facility at the end of 2002 or 2001.

Future scheduled maturities of long-term debt are as follows as of December 27, 2002 (in thousands):

2003	$2,989
2004	747
Total	3,736
Less current portion	(2,989)
Long-term notes payable, net of current portion	$747

NOTE 5.  SHAREHOLDERS’ EQUITY

Stock Split:  On May 8, 2000, the Company’s Board of Directors approved a 2-for-1 stock split effected as a stock dividend to shareholders.  Accordingly, all per share and share outstanding data in the consolidated financial statements and related notes have been retroactively restated.

Stock Repurchase Plans.  In October 2002, the Company’s Board of Directors authorized a stock repurchase plan that allows the Company to repurchase up to $10,000,000 of the Company’s common stock.  The Company repurchased a total of 118,300 shares at a cost of $464,000 during 2002.  In addition, in the first quarter of 2003, the Company repurchased a total of 761,900 shares for a total cost of $2,579,000.  This plan superceded a plan authorized by the Company’s Board of Directors in October 2000.  Under the plan authorized in 2000, the Company repurchased a total of 800,200 shares at a cost of $5,040,000.

Warrants.  In October 2001, 400,000 outstanding warrants were exercised at $5.00 per share.

NOTE 6.  COMPREHENSIVE INCOME

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	2002	2001	2000
Net income (loss)	$(679)	$9,033	$24,859
Unrealized holding gain on available-for-sale securities, net of tax	1,275	—	—
Translation adjustments	4,672	(1,462)	(1,697)
Comprehensive income	$5,268	$7,571	$23,162

NOTE 7.  STOCK PLANS

Employee Stock Purchase Plan.  The Company has an employee stock purchase plan, which enables employees to contribute up to 10 percent of their compensation toward the purchase of the Company’s common stock at a price equal to the lower of 85 percent of fair market value as of the beginning or end of each plan period.  A total of 2,000,000 shares have been reserved for issuance under this plan. Shares issued under the plan totaled approximately 188,000 in 2002, 339,000 in 2001, and 143,000 in 2000.

Stock Option Plan.  The Company has a 1996 Stock Option Plan (the “Plan”) to provide for the granting of stock options to employees, officers, directors and independent consultants of the Company at exercise prices not less than 100 percent of the fair market value of the Company’s common stock on the date of grant.  The authorized number of shares reserved for issuance total 6,400,000, of which 453,830 remained available for grant at December 27, 2002.  These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire 10 years after the grant date.

The Company has also issued nonqualified stock options outside of the Plan for the purchase of 1,593,000 shares of common stock, of which 1,338,000 option shares are outstanding as of December 27, 2002.  These options were issued at the fair market value of the Company’s stock on the date of grant and vest over a four- to five-year schedule.  Included in these grants are 693,000 option shares granted in 2001 to certain officers of the Company.  These options were granted subject to shareholder approval and therefore were subject to variable plan accounting pursuant to FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).”  The Company is required to recognize compensation expense equal to the amount by which the quoted market value of the Company stock exceeds the exercise price of the option, prorated for the length of time the grants have been outstanding.  The variable plan accounting ceased when the shareholders approved the granting of the options on April 24, 2002.  The Company recognized a compensation benefit related to these options of $32,000 in 2002 and compensation expense related to these options of  $261,000 in 2001, which is reflected in selling, general and administrative expenses in the consolidated statements of operations.

Information regarding all stock option activity during the year is summarized as follows (shares in thousands):

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	3,849	$7.07	2,268	$7.40	3,210	$2.63
Granted	545	4.86	2,312	6.20	1,160	20.63
Exercised	(126)	2.56	(357)	2.12	(1,410)	2.04
Canceled	(594)	15.72	(374)	13.59	(692)	22.60
Options outstanding, end of year	3,674	$5.07	3,849	$7.07	2,268	$7.40

Options exercisable, end of year	1,337	$4.14	926	$3.40	690	$3.30

Information regarding all outstanding stock options as of December 27, 2002 is summarized as follows (shares in thousands):

		Options Outstanding			Options Exercisable
			Weighted Average Remaining Life (in years)
				Weighted Average Exercise Price
Range of Exercise Prices						Avera4ge Exercise Price
Low	High	Shares			Shares

$1.13	$2.81	746	4.6	$2.16	716	$2.14
3.41	5.97	2,480	8.3	5.33	453	5.17
6.03	8.55	399	8.2	6.99	129	6.55
17.19	24.13	49	7.1	20.89	39	20.84
		3,674	7.5	$5.07	1,337	$4.14

NOTE 8.  INCOME TAXES

Details regarding the income tax expense (benefit) included in the statement of operations are as follows (in thousands):

	2002	2001	2000
Current:
Federal	$(815)	$5,776	$8,607
State	(142)	738	1,284
Foreign	876	1,059	2,522
	(81)	7,573	12,413
Deferred	(492)	(2,352)	1,179
Total income tax expense (benefit)	$(573)	$5,221	$13,592

The provision for foreign income taxes is based upon foreign pretax income of approximately $2,104,000, $4,500,000, and $12,300,000 in 2002, 2001, and 2000, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	2002	2001	2000
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.1	3.2	0.5
Effects of unconsolidated entity	—	(8.8)	1.3
Foreign tax effect	(7.8)	(1.8)	(3.4)
Valuation allowance	—	11.3	—
Tax deductible goodwill	12.8	—	—
Other	2.7	(1.3)	2.9
Effective income tax rate	45.8%	36.6%	35.3%

The components of the deferred tax asset (liability) were as follows (in thousands):

	2002	2001
Current:
Accounts receivable reserves	$565	$749
Inventory valuation	967	582
Accrued liabilities	719	1,302
Other	304	550
Total current deferred tax asset	$2,555	$3,183
Long-term:
Depreciation and amortization	$(906)	$(1,744)
Unrealized gain on available-for-sale security	(780)	—
Foreign tax credit	844	—
Capital loss carryforward	1,610	1,610
Valuation allowance	(1,610)	(1,610)
Other	218	—
Total long-term deferred tax liability	$(624)	$(1,744)

The Company has not recorded deferred income taxes applicable to undistributed earnings of its non-U.S. subsidiaries as all such earnings are deemed to be indefinitely reinvested in those operations. If earnings of these non-U.S. subsidiaries were not indefinitely reinvested, a deferred liability would have been required, however, it is not practicable to determine such amount.

NOTE 9.  RELATED-PARTY TRANSACTIONS

Operating Lease.  The Company leases one of its manufacturing and office facilities from a partnership that is one-third owned by a significant shareholder and director of the Company. The Company believes the terms are equivalent to those that would be paid in an arm’s-length transaction. Lease payments totaled $649,000 in 2002, $649,000 in 2001, and $641,000 in 2000.

Sales to Related Party.  One of the Company’s customers is owned by a significant shareholder and director of the Company.  The Company believes the terms of sale are equivalent to those offered to all customers for similar services and volume of business.  Sales to this customer were $241,000 in 2002, of which $48,000 was owed the Company at December 27, 2002.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Operating Leases.  The Company is committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities.  Future minimum lease obligations as of December 27, 2002 are as follows (in thousands):

2003	$4,655
2004	3,442
2005	3,453
2006	2,601
Thereafter	28,637
$42,788

The Company has also guaranteed a lease related to its operations in Juarez, Mexico.  Total payments under this lease are $316,000 through June 2004.  Rent expense under operating leases, exclusive of real estate taxes, insurance and maintenance expense was $6,998,000 in 2002, $5,480,000 in 2001, and $7,849,000 in 2000.

Ireland Employment Grants.  The Company and the Ireland businesses it acquired have received employment grants from the Ireland Development Authority (IDA) totaling $3,454,000 during the period from 1995 through 2000. The Company recognizes income from the grants on a straight-line basis and includes the income in selling, general and administrative expenses in the consolidated statements of operations.  These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years.  Termination of any number of these positions within a five-year period may result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created, at the election of the IDA.  At December 27, 2002, the Company had reduced employment levels in Ireland below the levels for which the Company had received grants.  The IDA has informed the Company that it does not intend to seek repayment of any grant monies at this time or in the foreseeable future, and accordingly, the Company has not provided for such repayment in its financial statements.  As of December 27, 2002, the Company’s estimate of the amount of grants for which repayment could be requested totaled $145,000.

401(k) Plan.  The Company has a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 60 days of service with the Company.  The Company’s discretionary contributions totaled $326,000 in 2002, $301,000 in 2001, and $665,000 in 2000.

Litigation.  On February 21, 2002, the Company signed an Asset Purchase Agreement (“APA”) to purchase the business and substantially all the assets of Software Logistics Corporation (“iLogistix”).  iLogistix provides supply chain services to technology companies and has operating facilities in the United States, Netherlands, Singapore, Taiwan, Mexico, Ireland and Brazil.

The closing of the transaction was scheduled for February 28, 2002, subject to significant closing conditions.  As of March 19, 2002, certain significant conditions to closing were not satisfied by iLogistix; therefore, the Company terminated the APA.  The Company incurred and expensed transaction costs of $1.3 million, net of tax, or approximately $.04 cents per share.  The Company also deposited $3.9 million in an escrow account, which the Company believes iLogistix is required to refund with interest.  This escrow is recorded in other current assets in the Company’s consolidated balance sheet.

On March 19, 2002, iLogistix filed a lawsuit in a United States Bankruptcy Court for specific performance under the APA and for unspecified damages and declaratory relief.  Subsequently, iLogistix dismissed its claim for specific performance.  The Company has submitted an answer to iLogistix’ legal action averring that the APA had been properly terminated and that the legal action by iLogistix is without merit.

On July 11, 2002, iLogistix sold substantially all of its assets to CMGI for consideration in excess of the amount under the Zomax contract.  Zomax has demanded a return of the $3.9 million deposit, accrued interest, payment of certain legal fees and payment of the break-up fee.

On or about October 28, 2002 the Bankruptcy Court granted Zomax authority to file a counterclaim in the adversary proceeding, including, in particular, claims for a break-up fee and attorney’s fees.  On December 26, 2002, Zomax filed a motion for summary judgment in the case with the Court.

On March 13, 2003, Zomax and iLogistix reached a settlement whereby the $3.9 million deposit plus all accrued interest thereon will be paid to Zomax, and both parties will drop all other claims and actions arising out of the APA.  This settlement agreement will be presented to the Court at a hearing scheduled for April 3, 2003.  If, as expected, the settlement agreement is approved by the Court, the deposit plus accrued interest would be returned soon thereafter.

The Company previously announced that the Securities and Exchange Commission is conducting a preliminary investigation into the trading of Zomax securities by insiders.  The Company is cooperating with the SEC in its investigation.  The SEC has not indicated when it expects the investigation to be concluded.

The Company is involved in various other claims arising in the normal course of business. In management’s opinion, the final resolution of these claims should not have a material adverse effect on the Company’s financial position, results of its operations or cash flows.

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly data is as follows (in thousands, except per share data):

	Quarter Ended
	March	June	September	December
2002:
Sales	$45,985	$45,360	$43,719	$50,436
Gross profit	8,944	8,479	7,930	7,459
Operating income (loss)	(1,507)	1,109	(1,033)	(1,021)
Net income (loss)	(785)	855	(474)	(275)
Basic earnings (loss) per share	(0.02)	0.03	(0.01)	(0.01)
Diluted earnings (loss) per share	(0.02)	0.03	(0.01)	(0.01)

	Quarter Ended
	March	June	September	December
2001:
Sales	$62,796	$51,815	$45,829	$56,357
Gross profit	14,873	12,928	9,752	12,556
Operating income	6,372	5,133	2,317	3,400
Net income (loss)	4,214	3,483	1,865	(529)
Basic earnings (loss) per share	0.13	0.11	0.06	(0.02)
Diluted earnings (loss) per share	0.13	0.11	0.06	(0.02)

Non-cash charges recorded in the fourth quarter of 2002 include a $1,352,000 pretax write-down of the Company’s existing call center systems as a result of the replacement of those systems starting during that quarter, and $700,000 of royalty costs related to the third quarter resulting from an adjustment in the fourth quarter, retroactive to July 1, 2002, of the rate used to accrue royalties under the Company’s license agreement with Philips Corporation.

Non-cash charges recorded in the fourth quarter of 2001 totaled $3,480,000, net of tax, or $0.11 per share, of which $2,926,000 relates to the write-off of the Company’s investment in an unconsolidated business and $554,000 relates to the write-off of goodwill recorded as part of a 1997 acquisition.

NOTE 12.  SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one industry segment. The geographic distributions of the Company’s identifiable assets, operating income and revenues for 2002, 2001 and 2000 are summarized as follows (in thousands):

	2002	2001	2000
Sales:
United States	$165,264	$176,279	$170,852
Europe	29,926	44,451	62,646
Canada	26,813	20,663	22,108
Intergeographic sales	(36,503)	(24,596)	(16,516)
	$185,500	$216,797	$239,090
Operating income (loss):
United States	$8,931	$20,591	$32,406
Europe	(381)	1,720	7,627
Canada	3,427	3,512	5,861
Corporate and eliminations	(14,429)	(8,601)	(7,900)
	$(2,452)	$17,222	$37,994
Assets:
United States	$49,390	$51,008	$58,119
Europe	25,174	35,732	39,965
Canada	17,519	15,713	17,835
Total identifiable assets	92,083	102,453	115,919
Corporate assets and eliminations	75,100	61,053	52,016
	$167,183	$163,506	$167,935
Capital expenditures:
United States	$2,611	$1,315	$7,675
Europe	79	3,330	3,592
Canada	260	289	3,016
	$2,950	$4,934	$14,283
Depreciation and amortization:
United States	$5,936	$7,407	$7,108
Europe	1,168	1,806	1,679
Canada	1,245	1,230	971
	$8,349	$10,443	$9,758

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2002, the Audit Committee of the Board of Directors of the Company ceased its client-auditor relationship with Arthur Andersen LLP (“Andersen”) as the Company’s independent public accountants, effective immediately on that date.

The audit reports of Andersen on the consolidated financial statements of the Company for the fiscal years ended December 28, 2001 and December 29, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 28, 2001 and December 29, 2000, and the subsequent interim period ended June 24, 2002, (a) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of such disagreement in connection with Andersen’s reports on the Company’s consolidated financial statements for such years; and (b) there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

Also on June 24, 2002, the Audit Committee of the Board of Directors of Zomax, appointed Deloitte & Touche LLP as the Company’s independent public auditors for the Company’s fiscal year ending December 27, 2002, effective immediately.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled “Election of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act,” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 30, 2003.  Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in the section entitled  “Executive Compensation” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 30, 2003.  Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the section entitled “Principal Shareholders and Management Shareholdings” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 30, 2003.  Such information is incorporated herein by reference.

The following table summarizes the Company’s equity compensation plan information as of December 27, 2002.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	3,029,220	$5.19	1,539,830
Equity compensation plans not approved by security holders(2)	645,000	$4.55	n/a
Total	3,674,220	$5.07	1,539,830

(1)   Plan category includes the Company’s 1996 Stock Option Plan (the “1996 Plan”), stock options granted outside of the 1996 Plan that have subsequently been approved by shareholders, and the Company’s 1996 Employee Stock Purchase Plan.

(2)   Plan category includes stock options that have been granted to employees outside of the Company’s 1996 Plan due to an insufficient number of shares available under the 1996 Plan.  The agreements with respect to these options are substantially the same as agreements with respect to options under the 1996 Plan and generally provide for a ten-year term with vesting over a period of five years.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the section entitled “Certain Transactions” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 30, 2003.  Such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to satisfy the objectives for which they are intended.  Subsequent to the date of management’s evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Financial Statements, Financial Statement Schedules and Exhibits

(1)   Financial Statements.  The following consolidated financial statements of the Company are filed with this report and can be found at Item 8 of this Form 10-K:

(2)   Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included as Exhibits 99.3 and 99.4 to this Form 10-K, as filed with the SEC.

(3)   Exhibits.  See “Exhibit Index” on page 36 of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

(b)   Reports on Form 8-K.

The Company filed a Form 8-K dated October 18, 2002 to report the Securities and Exchange Commission’s preliminary investigation into insider trading of the Company’s stock and the Company’s third quarter results.

The Company filed a Form 8-K dated March 26, 2003, to report an adjustment to its 2002 year end results that were previously announced on February 12, 2003.

(c)   See Item 15(a)(3) above.

(d)   See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003	ZOMAX INCORPORATED

	By	/s/ James T. Anderson
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

Name	Title	Date

/s/James T. Anderson	Chairman of the Board and Chief Executive Officer	March 27, 2003
James T. Anderson	(principal executive officer)

/s/Anthony Angelini	President, Chief Operating Officer and Director	March 27, 2003
Anthony Angelini

/s/John Gelp	Executive Vice President, Chief Financial Officer and Secretary	March 27, 2003
John Gelp	(principal financial and accounting officer)

/s/Phillip T. Levin	Director	March 27, 2003
Phillip T. Levin

/s/Robert Ezrilov	Director	March 27, 2003
Robert Ezrilov

/s/Howard P. Liszt	Director	March 27, 2003
Howard P. Liszt

/s/Janice Ozzello Wilcox	Director	March 27, 2003
Janice Ozzello Wilcox

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, James T. Anderson, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Zomax Incorporated;

2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)     presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ James T. Anderson
James T. Anderson
Chairman and Chief Executive Officer

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, John Gelp, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Zomax Incorporated;

2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)     presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ John Gelp
John Gelp
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 27, 2002	0-28426

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended December 29, 2000)
3.2	Bylaws.(1)
4.1	Form of Stock Certificate.(1)
4.2	Articles of Incorporation (See Exhibit 3.1).
4.3	Bylaws (See Exhibit 3.2).
10.1

1996 Stock Option Plan, as amended through January 19, 2000, and Forms of Incentive and Nonqualified Stock Option Agreements (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1999).**

10.2	1996 Employee Stock Purchase Plan.(1)**
10.3

Lease between the Company and Nathan Lane Partnership, LLP dated January 1, 1995, as amended October 28, 1997 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, SEC File No. 333-2430 and Exhibit 10.15 to Annual Report on Form 10-KSB for the year ended December 26, 1997).

10.4	Employment Agreement with James T. Anderson dated January 1, 1999 (Incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1999).**
10.5	License Agreement with U.S. Philips Corporation effective January 1, 1996 (Incorporated by reference to Exhibit 10.7 to Registration Statement on form S-1, SEC File No. 333-2430).
10.6	License Agreement with Discovision Associates dated January 1, 1994 (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.7

Revolving Credit and Term Loan Agreement between the Company and Marquette Capital Bank dated December 31, 1995, as amended April 30, 1997 (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, SEC File No. 333-2430, and Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 27, 1997).

10.8	Credit Agreement dated as of January 6, 1999 among the Company, Certain Lenders and General Electric Capital Corporation.(2)
10.9	Credit Agreement dated as of January 6, 1999 among Zomax Canada Company, Certain Lenders and General Electric Capital Canada Inc.(2)
10.10	Employment Agreement with Anthony Angelini effective January 1, 2002 (Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 28, 2001).**
10.11	Employment Agreement with John Gelp dated October 10, 2001 (Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 28, 2001).**
10.12

Lease between the Company and The Scottish Provident Institution effective March 2, 2001 (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 28, 2001).

10.13*	Employment Agreement with Michael Miller effective September 16, 2002**
10.14*	Form of Nonqualified Option Agreement for options granted outside of 1996 Stock Option Plan**
21.1*	Listing of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
23.2*	Notice Regarding Consent of Arthur Andersen LLP
24*	Power of Attorney (included on signature page of this report)
99.1*	Certification of Chief Executive Officer
99.2*	Certification of Chief Financial Officer
99.3*	Report of Deloitte & Touche LLP and Schedule II
99.4*	Report of Arthur Andersen LLP and Schedule II

*      Filed herewith.

**   Management agreement or compensatory plan or arrangement.

(1)   Incorporated by reference to the corresponding exhibit numbers to Form S-1 Registration Statement, SEC File No. 333-2430.

(2)   Incorporated by reference to exhibits to current report on Form 8-K/A-1 dated January 7, 1999.