Form 10-Q
period 2003-03-28
ZOMAX INC /MN/
filed 2003-05-19
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year quarter ended March 28, 2003

Commission File Number:  0-28426

ZOMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Minnesota

No. 41-1833089

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5353 Nathan Lane Plymouth, MN	55442
(Address of Principal Executive Offices)	(Zip Code)

(763) 553-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒        NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒        NO ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2003 was 32,458,057 shares.

ZOMAX INCORPORATED

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March
	2003	2002

Sales	$47,228	$45,985

Cost of sales	40,530	37,041

Gross profit	6,698	8,944

Selling, general and administrative expenses	9,333	10,451

Operating loss	(2,635)	(1,507)

Other income (expense)	(61)	276

Loss before income taxes	(2,696)	(1,231)

Income tax benefit	(971)	(446)

Net loss	$(1,725)	$(785)

Loss per share:
Basic	$(0.05)	$(0.02)

Diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding:
Basic	32,898	32,969
Dilutive effect of stock options	—	—
Diluted	32,898	32,969

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 2003	December 2002
ASSETS

Current Assets:
Cash and cash equivalents	$70,592	$72,146
Accounts receivable, net of allowance of $1,953 in 2003 and $1,937 in 2002	28,356	32,785
Inventories	8,638	9,712
Other current assets	10,616	10,580

Total current assets	118,202	125,223

Property and Equipment, net	35,500	34,947

Available-For-Sale Securities	6,711	7,013

	$160,413	$167,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of notes payable	$3,018	$2,989
Accounts payable	11,926	14,333
Accrued expenses	17,003	17,422
Income taxes payable	—	519

Total current liabilities	31,947	35,263

Long-Term Notes Payable, net of current portion	—	747

Deferred Income Taxes	535	624

Total liabilities	32,482	36,634

Shareholders’ Equity:
Common stock, no par value, 100,000 shares authorized; 32,458 and 33,028 shares issued and outstanding in 2003 and 2002, respectively	61,955	64,071
Retained earnings	64,721	66,447
Accumulated other comprehensive income	1,255	31

Total shareholders’ equity	127,931	130,549

	$160,413	$167,183

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In thousands)

	Three Months Ended March
	2003	2002
Operating Activities:
Net loss	$(1,725)	$(785)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,110	2,232
Other, net	95	(32)
Changes in operating assets and liabilities:
Accounts receivable	4,794	(56)
Inventories	1,190	1,522
Other current assets	(1)	1,105
Accounts payable and accrued expenses	(3,341)	(1,848)
Income taxes payable	(526)	(3,031)
Net cash provided (used) by operating activities	2,596	(893)

Investing Activities:
Purchases of property and equipment	(1,917)	(290)
Escrow deposit on terminated acquisition	—	(3,902)
Net cash used by investing activities	(1,917)	(4,192)

Financing Activities:
Repayments of notes payable	(750)	(744)
Repurchases of common stock	(2,587)	—
Issuance of common stock, net	471	718
Net cash used by financing activities	(2,866)	(26)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	633	(232)
Net decrease in cash and cash equivalents	(1,554)	(5,343)

Cash and cash equivalents, beginning of period	72,146	74,999
Cash and Cash Equivalents, End of Period	$70,592	$69,656

See notes to consolidated financial statements

ZOMAX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  General

Basis of Presentation.  The accompanying interim consolidated financial statements are unaudited; however, in the opinion of our management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented.  Due principally to the seasonal nature of our business, results may not be indicative of results for a full year.  The accompanying consolidated financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K.

Fiscal Quarters.  Our fiscal quarters end on the last Friday of the calendar quarter.  References herein to the quarters ended March 2003, December 2002 and March 2002 refer to the fiscal quarters ended March 28, 2003, December 27, 2002 and March 29, 2002, respectively.

Reclassifications.  Our investment in a terminated acquisition during the first quarter of 2002 has been reclassified in the 2002 consolidated statement of cash flows from operating activities to investing activities to conform to the presentation in our 2002 Annual Report on Form 10-K.  This reclassification had no effect on consolidated net loss or stockholders’ equity as previously reported.

Recently Issued Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires companies to consolidate certain types of variable interest rate entities.  A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack certain characteristics.  FASB Interpretation No. 46 is applicable for all variable interests created after January 31, 2003.  We have no investments in any variable interest entity and accordingly, there will be no impact to us from the adoption of FASB Interpretation No. 46.

Note 2.  Other Financial Statement Information

Inventories (in thousands):

	March 2003	December 2002

Raw materials	$6,090	$6,910
Work in process	625	1,318
Finished goods	1,923	1,484
	$8,638	$9,712

Comprehensive Income (Loss).  The table below presents comprehensive loss, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March
	2003	2002

Net loss	$(1,725)	$(785)
Unrealized holding loss on available-for-sale securities, net of tax	(194)	—
Translation adjustments	1,417	(396)

Comprehensive loss	$(502)	$(1,181)

Supplemental Cash Flow Information (in thousands):

	Three Months Ended March
	2003	2002
Cash paid for:
Interest	$71	$69

Income taxes	289	2,586

Non-cash transactions:
Unrealized loss on available-for-sale securities	(303)	—

Note 3.  Stock Based Compensation

We have a 1996 Stock Option Plan (the 1996 Plan) and an Employee Stock Purchase Plan.  Options granted under the 1996 Plan are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation cost of option grants been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, our income and earnings (loss) per share (EPS) for the periods, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	Three Months Ended March
	2003	2002

Net loss:
As reported	$(1,725)	$(785)

Pro forma	$(2,223)	$(1,426)

Basic EPS:
As reported	$(0.05)	$(0.02)

Pro forma	$(0.07)	$(0.04)

Diluted EPS:
As reported	$(0.05)	$(0.02)

Pro forma	$(0.07)	$(0.04)

In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions we used in these calculations are summarized below:

	Three Months Ended March
	2003	2002
Risk-free interest rate	2.75%	2.75%
Expected life of options granted, in years	6.5	6.6
Expected volatility of options granted	91.71%	91.97%
Weighted average fair value of options granted	$2.63	$3.82

Note 4.  Royalties

We have license agreements with certain companies for the use of CD and DVD manufacturing technology. While we believe we have obtained, or are in the process of obtaining, all the necessary licenses to conduct our business, no assurances can be given that we are immune from patent claims from other companies.  The cost of these royalties is accrued based on units sold and charged to cost of sales.  As previously reported in our Annual Report on Form 10-K for the year ended December 27, 2002, we have been in ongoing negotiations with Philips Corporation for a reduction in the royalty rate paid to Philips under their Compliance Reward Program.  These negotiations are continuing but no assurances can be given that we will successfully negotiate a reduced royalty rate, and accordingly, our financial results do not reflect the potential benefit of this reduction.  Had this reduced rate been in effect at the beginning of the year, we estimate it would have reduced our cost of sales by approximately $700,000.

Note 5.  Segment and Geographical Information

We operate in one industry segment. The geographic distributions of our sales, operating income (loss), capital expenditures and identifiable assets for 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended March
	2003	2002
Sales:
United States	$40,820	$40,335
Ireland	8,239	7,869
Canada	8,792	5,505
Intergeographic sales	(10,623)	(7,724)

	$47,228	$45,985

Operating income (loss):
United States	$21	$2,430
Ireland	240	267
Canada	909	596
Corporate and eliminations	(3,805)	(4,800)

	$(2,635)	$(1,507)

Capital expenditures:
United States	$1,512	$207
Ireland	375	29
Canada	30	54

	$1,917	$290

Depreciation and amortization:
United States	$1,454	$1,536
Ireland	331	394
Canada	325	302

	$2,110	$2,232

	March 2003	December 2002
Assets:
United States	$46,261	$49,390
Ireland	25,475	25,174
Canada	18,127	17,519

Total identifiable assets	89,863	92,083
Corporate assets	70,550	75,100

	$160,413	$167,183

Note 6.  Commitments and Contingencies

Litigation.  A major customer of Zomax has alleged that Zomax Ireland, a subsidiary of Zomax acquired from Kao Corporation in January 1999, was responsible for unauthorized production of the customer's software.  Our customer claims that because of these alleged unauthorized activities it has suffered significant damages representing lost profits on displaced product sales.  We have vigorously denied all claims and believe that unauthorized production of the customer's software, if any, occurred prior to our acquisition of Zomax Ireland and any eventual liability for such acts would be the sole responsibility of our subsidiary, Zomax Ireland.

We are currently engaged in negotiations related to the allegations, although there is no assurance that the negotiations will lead to a settlement.  The failure to reach a settlement could have a material adverse effect on Zomax' business.  If a settlement can be reached in the second quarter, consistent with current discussions, it will have a material adverse affect on the second quarter and annual 2003 earnings of Zomax, but the settlement is not expected to materially impact Zomax' liquidity.

Ireland Employment Grants.  During the period from 1995 through 2002, we received employment grants from the Ireland Development Authority (IDA) totaling $3,454,000.  We recognized income from the grants on a straight-line basis and included the income in selling, general and administrative expenses in the consolidated statements of operations.  These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years.  At the election of the IDA, the termination of any number of these positions within a five-year period may result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created.  At March 28, 2003, our employment levels in Ireland were below the levels for which we had received grants.  The IDA has informed us that it does not intend to seek repayment of any grant monies at this time or in the foreseeable future, and accordingly, we have not provided for such repayment in our financial statements.  As of March 28, 2003, our estimate of the amount of grants for which repayment could be requested was $137,000.

Note 7.  Subsequent Events

Settlement of iLogistix Litigation.  On February 21, 2002, we signed an Asset Purchase Agreement (“APA”) to purchase the business and substantially all the assets of Software Logistics Corporation (“iLogistix”).  The closing of the transaction was scheduled for February 28, 2002, subject to significant closing conditions.  As of March 19, 2002, several of these conditions had not been satisfied by iLogistix, leading to our termination of the APA.  We incurred and expensed transaction costs of $1.3 million, net of tax, or approximately $.04 cents per share, in the first quarter of 2002.  We also deposited $3.9 million in an escrow account and recorded the deposit in other current assets in our consolidated balance sheet.

Following our termination, iLogistix commenced an action against us, alleging that our termination was in violation of the terms of the APA.  The suit sought unspecified damages and claimed that the termination of the APA triggered the right of iLogistix to the escrow deposit.  We answered the claim and filed a counterclaim against iLogistix seeking a return of the escrow deposit and the payment of interest, attorney’s fees, and costs.

 On April 14, 2003, we announced the settlement of the litigation and the return of 100% of the deposit, plus accrued interest.  As part of the settlement, no damages, fees or costs were awarded to either party.

Termination of Financing Agreements.  As of March 2003, there were no borrowings outstanding under our $25.0 million revolving line of credit facility and $3.0 million outstanding under our term loan agreement.  Subsequent to March 2003, we paid all amounts due under the term loan agreement and terminated both financing agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Our business is focused on providing outsourcing services that help our customers more efficiently bring their products and content to market worldwide.  We market and sell our services to industry leading customers in a variety of markets including IT hardware, IT software, consumer electronics, automotive parts and pharmaceuticals.  We believe our expertise in integrating and managing critical supply chain functions allows our customers to focus on their core competencies, reduce costs, accelerate time to market, decrease inventory obsolescence, and improve response to the demands of their customers in a variety of geographic regions.

Our outsourcing solutions are provided in a modular suite of supply chain services that enable our customers to select the combination of services that best meet their unique needs.  These services include customer contact center services, procurement and material management services, CD/DVD replication, print services, electronic software delivery through a strategic partnership with Intraware, a leading provider of ESD services, assembly and kitting services, fulfillment services and returns management services.  We deliver these services from twelve multifunctional facilities across North America, Mexico, Canada, and Ireland.

Application of Critical Accounting Policies

There were no significant changes to our critical accounting policies during the quarter ended March 28, 2003.  See our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies.

Results of Operations – Three Months Ended March 2003 vs. March 2002

Our fiscal quarters end on the last Friday of the calendar quarter.  Unless otherwise indicated, references to 2003 and 2002 refer to the quarters ended March 28, 2003 and March 29, 2002, respectively.

The table below provides certain operating data as an aid in the understanding of the discussion and analysis of the results of operations.  Amounts are shown as a percentage of sales, except for income taxes, which is presented as a percentage of the loss before taxes.

	Three Months Ended March
	2003	2002
Sales	100.0%	100.0%
Gross profit	14.2	19.4
Selling, general and administrative expenses	19.8	22.7
Operating loss	(5.6)	(3.3)
Other income (expense)	(0.1)	0.6
Income tax benefit	36.0	36.2
Net loss	(3.7)	(1.7)

Net Loss.  Our net loss increased from $0.8 million in 2002, or $0.02 per share, to $1.7 million in 2003, or $0.05 per share.  The increase in our net loss is primarily attributable to the decline in our gross profit margins from 2002 to 2003 as discussed in more detail below.

Sales.  Sales increased 2.7% to $47.2 million in 2003 from $46.0 million in 2002.  Since the first quarter of 2002 we have added several new accounts to our customer base as well as increased the volume and types of services offered to existing customers.  Also, after March 2002, we significantly increased the number of low-priced, raw CD units sold to one major customer.  In the first quarter of 2003, this customer accounted for approximately 38% of total CD units sold and 7% of total revenue.  The positive effects of these increases on revenue were partially offset by a decrease in sales to Microsoft, our largest customer.  Our sales to Microsoft consist of replication, fulfillment and call center services in support of certain Microsoft programs.  These programs have been maturing over the past several years, resulting in lower levels of service requirements.  While we anticipate that support requirements and related revenues associated with these Microsoft programs may continue to decline, we believe we maintain a strong relationship with Microsoft and continue to pursue opportunities to provide additional services to this key customer.  In addition to the effects of the decline in our business with Microsoft, our revenues continue to be negatively impacted by continued pressure on CD and DVD unit prices attributable to industry over-capacity and declining demand for CD media.  We expect these factors will continue to affect pricing throughout 2003.

Gross Profit.  Gross profit decreased to 14.2% of sales in 2003 from 19.4% of sales in 2002.  This decrease reflects the continued shift in our product mix to products that contain a higher content of low margin packaging materials and the price deterioration of CD and DVD media attributable to the factors discussed under “Sales” above.  Pricing pressures and product mix changes are expected to continue to provide pressure on our gross profit margins in 2003.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses decreased 11% to $9.3 million in 2003 from $10.5 million in 2002.  Excluding approximately $2.1 million in legal and other costs associated with potential acquisition opportunities pursued in the first quarter of 2002, SG&A costs increased $0.9 million, or 11%.  This increase reflects the investments we are making in our sales, marketing and operations staff aimed at increasing the number of customers and markets we serve, the suite of services we offer, and our capabilities to support new and existing markets and services.

Other Income and Expense.  Other expense in 2003 was $0.1 million compared to other income of $0.3 million in 2002.  The change is due primarily to unrealized foreign currency translation losses reflecting the decline in the value of the U.S. dollar relative to the Canadian dollar and Euro during the first quarter of 2003.  Interest income earned on our investments, net of interest expense incurred on our term debt, was approximately $0.3 million in both periods.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At the end of the first quarter of 2003 our cash and cash equivalent balances totaled $70.6 million, a decrease of $1.6 million during the quarter.  Cash generated by operating activities of $2.6 million was offset by capital equipment purchases of $1.9 million and repurchases of 761,900 shares of common stock for $2.6 million.  Cash generated by operating activities resulted primarily from the collection of receivables generated during the fourth quarter of 2002.  The capital equipment purchases were a continuation of the expenditures announced last year to upgrade our call center systems and DVD manufacturing capacity and the share repurchases are a continuation of the share repurchase plan which began in the fourth quarter of 2002.

Working Capital and Liquidity.  Our cash balances continue to be our primary source of working capital.  As of March 2003, there were no borrowings outstanding under our $25.0 million revolving line of credit facility, and $3.0 million outstanding under our term loan agreement.  Subsequent to March 2003, we paid all amounts due under the term loan agreement and terminated both financing agreements.

Our future liquidity needs will depend on, among other factors, the timing of capital expenditures, expenditures in connection with possible acquisitions, changes in customer order volume and the timing and collection of receivables. We believe our existing cash balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing discussion contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are based on current expectations or beliefs concerning future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  The Company’s forward-looking statements generally relate to its growth strategy, financial results, sales efforts, acquisition plans and cash requirements.  There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

•                  the Company’s dependence on its ability to obtain and maintain licenses to use patented technology in its manufacturing operations; and

•                  the development and rate of market acceptance of new electronic media products or technologies, including DVD and electronic software downloading services, and other media storage techniques.

We believe that worldwide demand for CDs and our other services has declined due to continued difficult economic conditions in the personal computer hardware and software markets and continuing uncertainty in the worldwide economy.  Pricing strategies of our competitors and general economic factors affecting demand in the personal computer hardware and software industry directly impact us.  In addition, a substantial part of our revenues and unit volume is derived from a small number of key customers in these industries, including Microsoft and AOL, and our revenues and profits will be significantly lower than expected if we cannot retain these customers.

Unit pricing pressure will likely continue to decline due to overcapacity in our industry.  If market demand and unit prices continue to decline, our revenues and gross margins will be directly and adversely impacted, capacities will be further underutilized and our return to profitability may be in doubt.  In addition, if we do not respond rapidly to technological changes, we will be subject to the loss of some of our customer base, which will materially and adversely effect revenue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.  A portion of our operations are located in Ireland and Canada.  A majority of the sales from our Canadian operations, and a portion of the related costs, are denominated in US dollars.  As a result, we have limited exposure to the Canadian currency.  The majority of sales revenues and related costs in our Ireland operations are denominated in Euros.  Foreign currency transaction gains and losses are reflected in our financial statements and historically have not been material to our results of operations or our financial condition.  However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future.  These gains and losses may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, sales of products and services can be directly impacted by the value of the U.S. dollar relative to other currencies.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.  Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes 6 and 7 to Consolidated Financial Statements included in Item 1 of Part I of this quarterly report on Form 10-Q.

We are a party to various other suits, claims and proceedings arising in the ordinary course of our business and we intend to vigorously defend them.  The amount of monetary liability, if any, resulting from an adverse result in any of such suits, proceedings and claims in which we are a defendant cannot be determined at this time.  However, in the opinion of our management, the aggregate amount of liability under these suits, proceedings and claims will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 1, 2003, we issued an option to purchase 15,000 shares of common stock for $3.25 per share to an employee.  The option expires in ten years and vests annually over a five year period.  The option grant was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

99.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K

We filed a Form 8-K dated March 26, 2003, announcing our revised fourth quarter and year-end 2002 earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2003		ZOMAX INCORPORATED

	By:	/s/ James T. Anderson
James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ John Gelp
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

Date: May 19, 2003	/s/ James T. Anderson
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

Date: May 19, 2003	/s/ John Gelp
John Gelp
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED MARCH 28, 2003

Exhibit Number	Description

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer