Form 10-Q
period 2003-06-27
ZOMAX INC /MN/
filed 2003-08-08
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year quarter ended June 27, 2003

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

YES ☒          NO ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2003 was 32,551,009 shares.

ZOMAX INCORPORATED

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June		Six Months Ended June
	2003	2002	2003	2002

Sales	$43,997	$45,360	$91,225	$91,345

Cost of sales	37,666	36,881	78,196	73,922
Gross profit	6,331	8,479	13,029	17,423

Selling, general and administrative expenses	8,880	7,372	18,213	17,821
Operating income (loss)	(2,549)	1,107	(5,184)	(398)

Other income (expense)	(173)	229	(234)	504
Income (loss) before income taxes	(2,722)	1,336	(5,418)	106

Income tax expense (benefit)	(1,212)	482	(2,183)	36
Net earnings (loss)	$(1,510)	$854	$(3,235)	$70

Earnings (loss) per share:
Basic	$(0.05)	$0.03	$(0.10)	$0.00
Diluted	$(0.05)	$0.03	$(0.10)	$0.00

Weighted average common shares outstanding:
Basic	32,459	33,017	32,674	32,993
Dilutive effect of stock options	—	488	—	669
Diluted	32,459	33,505	32,674	33,662

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 2003	December 2002
ASSETS

Current assets:
Cash and cash equivalents	$75,052	$72,146
Accounts receivable, net of allowance of $1,946 in 2003 and $1,937 in 2002	26,090	32,785
Inventories	7,650	9,712
Other current assets	10,531	10,580
Total current assets	119,323	125,223

Property and equipment, net	36,291	34,947

Available-for-sale securities	7,684	7,013
	$163,298	$167,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$—	$2,989
Accounts payable	11,867	14,333
Accrued expenses	21,290	17,422
Income taxes payable	—	519
Total current liabilities	33,157	35,263

Long-term notes payable, net of current portion	—	747

Deferred income taxes	920	624
Total liabilities	34,077	36,634

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,466 and 33,028 shares issued and outstanding in 2003 and 2002, respectively	62,009	64,071
Retained earnings	63,211	66,447
Accumulated other comprehensive income	4,001	31
Total shareholders’ equity	129,221	130,549
	$163,298	$167,183

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In thousands)

	Six Months Ended June
	2003	2002
Operating activities:
Net earnings (loss)	$(3,235)	$70
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,006	4,456
Other, net	387	(32)
Changes in operating assets and liabilities:
Accounts receivable	7,614	3,941
Inventories	2,320	3,425
Other current assets	(1,455)	1,108
Accounts payable and accrued expenses	71	(2,055)
Income taxes	(2,810)	(2,987)
Net cash provided by operating activities	6,898	7,926

Investing activities:
Purchases of property and equipment	(3,582)	(871)
Escrow deposit returned (paid) on terminated acquisition	3,902	(3,902)
Net cash provided (used) by investing activities	320	(4,773)

Financing activities:
Repayments of notes payable	(3,782)	(1,489)
Repurchases of common stock	(2,587)	—
Issuance of common stock, net	525	794
Net cash used by financing activities	(5,844)	(695)

Effect of exchange rate changes on cash and cash equivalents	1,532	2,452
Net increase in cash and cash equivalents	2,906	4,910

Cash and cash equivalents, beginning of period	72,146	74,999
Cash and cash equivalents, end of period	$75,052	$79,909

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

Fiscal Quarters.  Our fiscal quarters end on the last Friday of the calendar quarter.  References herein to the periods ended June 2003, December 2002 and June 2002 refer to the fiscal periods ended June 27, 2003, December 27, 2002 and June 28, 2002, respectively.

Reclassifications.  Our investment in a terminated acquisition in the first quarter of 2002 has been reclassified in the 2002 consolidated statement of cash flows from operating activities to investing activities to conform to the presentation in our 2002 Annual Report on Form 10-K.  This reclassification had no effect on consolidated net loss or stockholders’ equity as previously reported.

Recently Issued Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires companies to consolidate certain types of variable interest entities.  A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack certain characteristics.  FASB Interpretation No. 46 is applicable for all variable interest entities created after January 31, 2003.  We have no investments in any variable interest entity and accordingly, there will be no impact to us from the adoption of FASB Interpretation No. 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain provisions effective prior to this date.  The adoption of this Statement is not expected to have a material effect on our consolidated financial position or results of operations.

Note 2.  Other Financial Statement Information

Inventories (in thousands):

	June 2003	December 2002
Raw materials	$5,275	$6,910
Work in process	659	1,318
Finished goods	1,716	1,484
	$7,650	$9,712

Comprehensive Income.  The table below presents comprehensive income, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended June		Six Months Ended June
	2003	2002	2003	2002

Net earnings (loss)	$(1,510)	$854	$(3,235)	$70
Unrealized holding gain on available-for-sale securities, net of tax	624	—	430	—
Translation adjustments	2,122	4,062	3,540	3,666
Comprehensive income	$1,236	$4,916	$735	$3,736

Supplemental Cash Flow Information (in thousands):

	Six Months Ended June
	2003	2002
Cash paid for:
Interest	$15	$133
Income taxes	655	3,020
Non-cash transactions:
Unrealized gain on available-for-sale securities	671	—

Note 3.  Stock Based Compensation

We have a 1996 Stock Option Plan (the 1996 Plan) and an Employee Stock Purchase Plan.  Options granted under the 1996 Plan are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation expense of option grants been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure”, our net earnings (loss) and earnings (loss) per share (EPS), on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	Three Months Ended June		Six Months Ended June
	2003	2002	2003	2002
Net earnings (loss):
As reported	$(1,510)	$854	$(3,235)	$70
Stock option compensation expense, net of tax	396	656	891	1,341
Pro forma	$(1,906)	$198	$(4,126)	$(1,271)

Basic EPS:
As reported	$(0.05)	$0.03	$(0.10)	$0.00
Pro forma	$(0.06)	$0.01	$(0.13)	$(0.04)

Diluted EPS:
As reported	$(0.05)	$0.03	$(0.10)	$0.00
Pro forma	$(0.06)	$0.01	$(0.13)	$(0.04)

Note 4.  Royalties

We have license agreements with certain companies for the use of CD and DVD manufacturing technology.  While we believe we have obtained, or are in the process of obtaining, all the necessary licenses to conduct our business, no assurances can be given that we are immune from patent claims from other companies.  The cost of these royalties is accrued based on units sold and charged to cost of sales.  As previously reported in our Annual Report on Form 10-K for the year ended December 27, 2002, we have been in ongoing negotiations with Philips Corporation for a reduction in the royalty rate paid to Philips under their Compliance Reward Program.  These negotiations are continuing but no assurances can be given that we will successfully negotiate a reduced royalty rate, and accordingly, our financial results do not reflect the potential benefit of this reduction.  Had this reduced rate been in effect at the beginning of the year, we estimate it would have reduced our cost of sales by approximately $600,000 in the second quarter and $1,300,000 year-to-date.

Note 5.  Segment and Geographical Information

We operate in one industry segment. The geographic distributions of our sales, operating income (loss), capital expenditures and identifiable assets for 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended June		Six Months Ended June
	2003	2002	2003	2002
Sales:
United States	$38,147	$40,162	$78,967	$80,497
Ireland	8,629	7,137	16,868	15,006
Canada	5,858	7,370	14,650	12,875
Intergeographic sales	(8,637)	(9,309)	(19,260)	(17,033)
	$43,997	$45,360	$91,225	$91,345

Operating income (loss):
United States	$313	$2,520	$334	$4,837
Ireland	446	(288)	686	94
Canada	20	838	929	1,433
Corporate and eliminations	(3,328)	(1,963)	(7,133)	(6,762)
	$(2,549)	$1,107	$(5,184)	$(398)

Capital expenditures:
United States	$858	$517	$2,370	$724
Ireland	494	27	869	56
Canada	313	37	343	91
	$1,665	$581	$3,582	$871

Depreciation and amortization:
United States	$1,472	$1,498	$2,926	$3,034
Ireland	77	413	408	807
Canada	347	313	672	615
	$1,896	$2,224	$4,006	$4,456

	June 2003	December 2002
Assets:
United States	$42,806	$49,390
Ireland	26,110	25,174
Canada	17,458	17,519
Total identifiable assets	86,374	92,083

Corporate assets	76,924	75,100
	$163,298	$167,183

Note 6.  Termination of Financing Agreements

In the second quarter of 2003 we paid all amounts due under our term loan agreement and terminated both this agreement and our $25.0 million revolving line of credit facility.

Note 7.  Legal Proceedings

iLogistix Settlement.  On February 21, 2002, we signed an Asset Purchase Agreement (“APA”) to purchase the business and substantially all the assets of Software Logistics Corporation (“iLogistix”) and deposited $3.9 million in an escrow account.  The deposit was recorded in other current assets in our consolidated balance sheet.  The closing of the transaction was scheduled for February 28, 2002, subject to significant closing conditions.  As of March 19, 2002, several of these conditions had not been satisfied by iLogistix, leading to our termination of the APA.

Following our termination of the APA, iLogistix commenced an action against us, alleging that our termination was in violation of the terms of the APA.  The suit sought unspecified damages and claimed that the termination of the APA triggered the right of iLogistix to the escrow deposit.  We answered the claim and filed a counterclaim against iLogistix seeking a return of the escrow deposit and the payment of interest, attorney’s fees, and costs.

On April 14, 2003, we announced the settlement of the litigation and the return of 100% of the deposit, plus accrued interest.  As part of the settlement, no damages, fees or costs were awarded to either party.

Claim of Unauthorized Production of Customer Software.  One of our major customers has alleged that Zomax Ireland, a subsidiary we acquired from Kao Corporation in January 1999, was responsible for unauthorized production of the customer’s software.  Our customer claims that because of these alleged unauthorized activities it has suffered significant damages representing lost profits on displaced product sales.  We have vigorously denied all claims.

We are currently engaged in negotiations related to the allegations, although there is no assurance that the negotiations will lead to a settlement.  The failure to reach a settlement could have a material adverse effect on our business.  The amount of any potential payment resulting from this claim can not be reasonably estimated and therefore no liability has been recorded.  However, if a settlement for an amount that is consistent with current discussions is reached, it will have a material adverse affect on our quarterly and annual earnings and cash flows for the period in which the settlement is reached, but is not expected to materially impact our financial position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Our business is focused on providing outsourcing services that help our customers more efficiently bring their products and content to market worldwide.  We market and sell our services to industry leading customers in a variety of markets including IT hardware, IT software, consumer electronics, marketing services and corporate information services.  We believe our expertise in integrating and managing critical supply chain functions allows our customers to focus on their core competencies, reduce costs, accelerate time to market, decrease inventory obsolescence, and improve response to the demands of their customers in a variety of geographic regions.

Our outsourcing solutions are provided in a modular suite of supply chain services that enable our customers to select the combination of services that best meet their unique needs.  These services include customer contact center services, procurement and material management services, CD/DVD replication, print services, electronic software delivery (“ESD”) through a strategic partnership with Intraware, a leading provider of these services, assembly and kitting services, fulfillment services and returns management services.  We deliver these services from twelve facilities across North America, Mexico, Canada, and Ireland.

Application of Critical Accounting Policies

There were no significant changes to our critical accounting policies during the quarter ended June 27, 2003.  See our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies.

Results of Operations

Our fiscal quarters end on the last Friday of the calendar quarter.  Unless otherwise indicated, references to 2003 and 2002 refer to the fiscal periods ended June 27, 2003 and June 28, 2002, respectively.

The table below provides certain operating data as an aid in the understanding of the discussion and analysis of the results of operations.  Amounts are shown as a percentage of sales, except for the effective income tax rate, which represents income tax expense or benefit as a percentage of the income or loss before taxes.

	Three Months Ended June		Six Months Ended June
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	14.4	18.7	14.3	19.1
Selling, general and administrative expenses	20.2	16.2	20.0	19.5
Operating income (loss)	(5.8)	2.4	(5.7)	(0.4)
Other income (expense)	(0.4)	0.5	(0.3)	0.6
Effective income tax rate	44.5	36.1	40.3	34.0
Net earnings (loss)	(3.4)	1.9	(3.5)	0.1

Three Months Ended June 2003 vs. June 2002

Net earnings (loss).  Our net loss for the second quarter of 2003 was $1.5 million, or ($0.05) per share, compared to net earnings of $0.9 million, or $0.03 per share, in the same period in 2002.  As discussed in more detail below, the decrease in earnings is primarily attributable to the decline in our gross profit margins from 2002 to 2003 and an increase in selling, general and administrative expenses.

Sales.  Sales in the second quarter decreased 3% to $44.0 million in 2003 from $45.4 million in 2002.  The decline is primarily due to a significant decrease in the volume of low-priced, raw CD units sold to one of our major customers as well as smaller decreases in revenue across several of our other larger customers.  Partially offsetting these factors were increased sales to Microsoft, our largest customer, and revenue generated by the addition of several new customers since the second quarter of 2002.  Our revenues continue to be negatively impacted by continued pressure on CD and DVD unit prices attributable to industry over-capacity and declining demand for CD media.  We expect these factors will continue to affect pricing throughout 2003.

Gross Profit.  Our gross profit decreased to 14.4% of sales in 2003 from 18.7% of sales in 2002.  This decrease reflects the continued shift in our product mix to products that contain a higher content of lower margin packaging materials and the price deterioration of CD and DVD media attributable to the factors discussed under “Sales” above.  Pricing pressures and product mix changes are expected to continue to provide pressure on our gross profit margins in 2003.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses increased to $8.9 million in 2003 from $7.4 million in 2002.  This increase reflects the investments we are making in our staff aimed at increasing the number of customers and markets we serve, the suite of services we offer, including ESD, new locations in the U.S. and Mexico, and our capabilities to support new and existing markets and services.

Other Income and Expense.  Other expense in 2003 was $0.2 million compared to other income of $0.2 million in 2002.  The change is due primarily to unrealized foreign currency translation losses reflecting the decline from 2002 to 2003 in the value of the U.S. dollar relative to the Canadian dollar and Euro.  Interest income earned on our investments, net of interest expense incurred on our term debt, decreased to $0.2 million in 2003 from $0.4 million in 2002 as a result of the effect of declining interest rates on the earnings from our investments.

Income Taxes.  Our effective tax rate in the second quarter of 2003 was 44.5% compared to 36.1% in 2002.  The increase reflects a change in our projected 2003 effective annual tax rate to 40% from approximately 36% in 2002, reflecting changes in how taxable earnings and losses are projected to occur across the tax jurisdictions in which we operate.

Six Months Ended June 2003 vs. June 2002

Net earnings (loss).  Our year-to-date net loss in 2003 was $3.2 million, or ($0.10) per share, compared to net earnings of $0.1 million, or $0.00 per share during the same period in 2002.  As discussed in more detail below, the decrease in earnings is primarily attributable to the decline in our gross profit margins from 2002 to 2003.

Sales.  Sales in the first half of 2003 were $91.2 million, essentially unchanged from sales of $91.3 million in the first half of 2002.  Unit prices on CD and DVD media have declined from 2002 to 2003 reflecting continued industry over-capacity and declining demand for CD media, but the effect of these declines on our revenues was offset by the addition of new customers and increases in business volume with existing customers during the same time period.  We expect that our revenues will continue to be pressured by these factors throughout 2003 and there can be no assurances that we can continue to obtain new customers, or increase volumes with existing customers, to counter these effects.

Gross Profit.  Our gross profit decreased to 14.3% of sales in 2003 from 19.1% of sales in 2002.  This decrease reflects the continued shift in our product mix to products that contain a higher content of lower margin packaging materials, and the price deterioration of CD and DVD media attributable to the factors discussed under “Sales” above.  Price declines and product mix changes are expected to continue to provide pressure on our gross profit margins in 2003.

Selling, General and Administrative (SG&A) Expenses.  SG&A expenses increased to $18.2 million in 2003 from $17.8 million in 2002.  SG&A expenses in 2002 reflect approximately $1.8 million in expenses related to possible acquisitions we pursued in the first quarter of 2002.  Excluding the effect of these costs, the increase in SG&A expenses reflects investments we have made in our staff aimed at increasing the number of customers and markets we serve, the suite of services we offer, including ESD, our capabilities to support new and existing markets and services and new locations in the U.S. and Mexico.  A portion of the increase also reflects the translation effect of currency exchange rate changes on expenses incurred in our Ireland and Canadian operations.

Other Income and Expense.  Other expense in 2003 was $0.2 million compared to other income of $0.5 million in 2002.  The change is due primarily to unrealized foreign currency translation losses reflecting the decline from 2002 to 2003 in the value of the U.S. dollar relative to the Canadian dollar and the Euro.  Interest income earned on our investments, net of interest expense incurred on our term debt, decreased to $0.5 million in 2003 from $0.7 million in 2002 as a result of the effect of declining interest rates on the earnings from our investments.

Income Taxes.  Our effective tax rate for the first half of 2003 increased to 40% from approximately 34% in 2002, reflecting changes in how taxable earnings and losses are projected to occur across the tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At the end of the second quarter of 2003, our cash and cash equivalents balances totaled $75.1 million, an increase of $2.9 during the year.  Cash generated by operating activities was $6.9 million due primarily to the collection of receivables generated during the fourth quarter of 2002.  An additional $3.9 million was generated by the return of our escrow deposit from our terminated acquisition of iLogistix.  These cash inflows were offset by capital equipment purchases of $3.6 million, repayment of notes payable of $3.8 million and repurchases of 761,900 shares of common stock for $2.6 million.  The capital equipment purchases were a continuation of the expenditures announced in the second half of 2002 to upgrade our call center systems and DVD manufacturing capacity, and the share repurchases are a continuation of the share repurchase plan which began in the fourth quarter of 2002.  There were no stock repurchases in the second quarter of 2003.

Working Capital and Liquidity.  Our cash and cash equivalents balances continue to be our primary source of working capital.  Our future liquidity needs will depend on, among other factors, the timing of capital expenditures, expenditures in connection with possible acquisitions, changes in customer order volume and the timing and collection of receivables. During the second quarter of 2003, we paid all remaining amounts due under our term loan agreement and terminated both this agreement and our $25.0 million revolving line of credit facility.  We believe our existing cash balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.

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

Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others:

•                  the ability of the Company to effectively compete in an increasingly intense competitive environment;

•                  the Company’s dependence on a small number of key customers in the personal computer hardware and software industries;

•                  the ability of the Company to maintain its status as a Microsoft Authorized Replicator;

•                  the ability of the Company to respond to declining market demand and unit prices;

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

We believe that worldwide demand for CDs and our other services has declined due to continued difficult economic conditions in the personal computer hardware and software markets and continuing uncertainty in the worldwide economy.  Pricing strategies of our competitors and general economic factors affecting demand in the personal computer hardware and software industry directly impact us.  In addition, a substantial part of our revenues and unit volume is derived from a small number of key customers in these industries, including Microsoft and AOL, and our revenues and profits will be significantly lower than currently expected if we cannot retain these customers.

Unit pricing pressure will likely continue to decline due to overcapacity in our industry and declining CD media demand.  If market demand and unit prices continue to decline, our revenues and gross margins will be directly and adversely impacted, capacities will be further underutilized and our return to profitability will be in doubt.  In addition, if we do not respond rapidly to technological changes, we will be subject to the loss of some of our customer base, which will materially and adversely affect revenue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.  A portion of our operations are located in Ireland and Canada.  The financial results of these operations are translated to US dollars at current exchange rates.  Changes in exchange rates between periods can affect the comparability of results reported in US dollars.

In addition to these translation gains and losses, we also incur transaction gains and losses which are reflected in our financial statements.  A majority of the sales from our Canadian operations, and a portion of the related costs, are denominated in US dollars.  As a result, we have limited exposure to the Canadian currency.  The majority of sales revenues and related costs in our Ireland operations are denominated in Euros.  Foreign currency transaction gains and losses historically have not been material to our results of operations or our financial condition.  However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future.  These gains and losses may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, demand for our products and services can be directly impacted by the value of the U.S. dollar relative to other currencies.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of a claim for unauthorized production of customer software and the settlement of an outstanding claim related to the termination of our acquisition of iLogistix.

We are a party to various other suits, claims and proceedings arising in the ordinary course of our business and we intend to vigorously defend them.  The amount of monetary liability, if any, resulting from an adverse result in any of such suits, proceedings and claims in which we are a defendant cannot be determined at this time.  However, in the opinion of our management, the aggregate amount of liability under these other suits, proceedings and claims will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Our Annual Meeting was held on April 30, 2003.

(b)         Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.

The shareholders set the number of directors at six (6) by a vote of 30,958,841 shares in favor, with 85,067 shares voted against and 22,687 shares abstaining.  The following persons were elected to serve as directors of our Board  until the next annual meeting of shareholders with the following votes:

Nominees	Votes For	Votes Withheld

James T. Anderson	30,795,355	271,240
Anthony Angelini	30,816,681	249,914
Robert Ezrilov	30,821,972	244,623
Phillip T. Levin	30,095,971	970,624
Howard P. Liszt	30,095,545	971,050
Janice Ozzello Wilcox	30,097,221	969,374

The shareholders ratified the appointment of Deloitte & Touche, LLP as our independent public accountants for the fiscal year ending December 26, 2004, by a vote of 31,005,253 shares in favor, 37,325 shares against and 24,017 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1         Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2         Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K

We filed a Form 8-K dated April 18, 2003, announcing the settlement of litigation with iLogistix and the return of our escrow deposit.

We filed a Form 8-K dated April 30, 2003 announcing our first quarter 2003 financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2003		ZOMAX INCORPORATED

	By:	/s/ James T. Anderson
James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ John Gelp
John Gelp, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED
FORM 10-Q FOR QUARTER ENDED JUNE 27, 2003

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act