Form 10-Q
period 2003-09-26
ZOMAX INC /MN/
filed 2003-11-10
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year quarter ended September 26, 2003

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

YES☒              NO☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was 32,578,409 shares.

ZOMAX INCORPORATED

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002

Sales	$44,535	$43,719	$135,760	$135,064

Cost of sales	38,145	35,789	116,341	109,711

Gross profit	6,390	7,930	19,419	25,353

Selling, general and administrative expenses	8,035	8,963	26,248	26,784
Charge related to settlement of customer claim	3,000	—	3,000	—

Operating loss	(4,645)	(1,033)	(9,829)	(1,431)

Other income, net	252	297	18	801

Loss before income taxes	(4,393)	(736)	(9,811)	(630)

Income tax benefit	(1,859)	(262)	(4,042)	(226)

Net loss	$(2,534)	$(474)	$(5,769)	$(404)

Earnings (loss) per share:
Basic	$(0.08)	$(0.01)	$(0.18)	$(0.01)
Diluted	$(0.08)	$(0.01)	$(0.18)	$(0.01)

Weighted average common shares outstanding:
Basic	32,553	33,130	32,635	33,038
Dilutive effect of stock options	—	—	—	—
Diluted	32,553	33,130	32,635	33,038

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 2003	December 2002
ASSETS

Current assets:
Cash and cash equivalents	$73,647	$72,146
Accounts receivable, net of allowance of $1,481 in 2003 and $1,937 in 2002	28,234	32,785
Inventories, net	9,582	9,712
Other current assets	11,862	10,580
Total current assets	123,325	125,223

Property and equipment, net	36,334	34,947

Available-for-sale securities	11,039	7,013
	$170,698	$167,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$—	$2,989
Accounts payable	14,699	14,333
Accrued expenses	24,648	17,422
Income taxes payable	—	519
Total current liabilities	39,347	35,263

Long-term notes payable, net of current portion	—	747

Deferred income taxes	2,261	624
Total liabilities	41,608	36,634

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,576 and 33,028 shares issued and outstanding in 2003 and 2002, respectively	62,326	64,071
Retained earnings	60,678	66,447
Accumulated other comprehensive income	6,086	31
Total shareholders’ equity	129,090	130,549
	$170,698	$167,183

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In thousands)

	Nine Months Ended September
	2003	2002
Operating activities:
Net loss	$(5,769)	$(404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,124	6,669
Other, net	443	(33)
Changes in operating assets and liabilities:
Accounts receivable	5,619	2,169
Inventories	436	2,963
Other current assets	(1,185)	(33)
Accounts payable and accrued expenses	6,213	(1,085)
Income taxes	(4,397)	(3,454)
Net cash provided by operating activities	7,484	6,792

Investing activities:
Purchases of property and equipment	(5,656)	(1,351)
Escrow deposit returned (paid) on terminated acquisition	3,902	(3,902)
Investment in Intraware	—	(5,019)
Other	—	(3)
Net cash used by investing activities	(1,754)	(10,275)

Financing activities:
Repayments of notes payable	(3,781)	(2,236)
Repurchases of common stock	(2,587)	—
Issuance of common stock, net	842	1,194
Net cash used by financing activities	(5,526)	(1,042)

Effect of exchange rate changes on cash and cash equivalents	1,297	1,982
Net increase (decrease) in cash and cash equivalents	1,501	(2,543)

Cash and cash equivalents, beginning of period	72,146	74,999
Cash and cash equivalents, end of period	$73,647	$72,456

See notes to consolidated financial statements

ZOMAX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  General

Basis of Presentation.  The accompanying interim consolidated financial statements are unaudited; however, in the opinion of our management, all adjustments necessary for a fair presentation (consisting of normal recurring adjustments) have been reflected in the interim periods presented.  Due principally to the seasonal nature of our business, results may not be indicative of results for a full year.  The accompanying consolidated financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K.

Fiscal Quarters.  Our fiscal quarters end on the last Friday of the calendar quarter.  References herein to the periods ended September 2003, December 2002 and September 2002 refer to the fiscal periods ended September 26, 2003, December 27, 2002 and September 27, 2002, respectively.

Reclassifications.  Our investment in a terminated acquisition in the first quarter of 2002 has been reclassified in the 2002 consolidated statement of cash flows from operating activities to investing activities to conform to the presentation in our 2002 Annual Report on Form 10-K.  This reclassification had no effect on consolidated net loss or stockholders’ equity as previously reported.

Recently Issued Accounting Pronouncements.  In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  FIN 46 addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities.  We were required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003.  As it relates to variable interest entities created or acquired prior to February 1, 2003, the FASB issued a deferral of the effective date of FIN 46 until the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated balance sheet or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain provisions effective prior to this date.  The adoption of this Statement had no effect on our consolidated financial position or results of operations.

In May 2003, the FASB issued Statement on Financial Accounting Standards No.  150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for the Company during the third quarter of 2003.  The adoption of FAS 150 did not have a material impact on the Company’s consolidated balance sheet or results of operations.

Note 2.  Other Financial Statement Information

Inventories (in thousands):

	September 2003	December 2002
Raw materials	$6,961	$6,910
Work in process	864	1,318
Finished goods	1,757	1,484
	$9,582	$9,712

Comprehensive Income.  The table below presents comprehensive income, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002

Net loss	$(2,534)	$(474)	$(5,769)	$(404)
Unrealized holding gain on available-for-sale securities, net of tax	2,012	1,158	2,442	1,158
Translation adjustments	73	(590)	3,613	3,076

Comprehensive income (loss)	$(449)	$94	$286	$3,830

Supplemental Cash Flow Information (in thousands):

	Nine Months Ended September
	2003	2002
Cash paid for:
Interest	$23	$183
Income taxes	582	2,578
Non-cash transactions:
Unrealized gain on available-for-sale securities	4,026	1,829

Note 3.  Stock Based Compensation

We have a 1996 Stock Option Plan (the 1996 Plan), nonqualified stock options issued outside of the 1996 Plan, and an Employee Stock Purchase Plan.  Options granted are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation expense of option grants been determined using a fair-value based method as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, our net earnings (loss) and earnings (loss) per share (EPS), on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002
Net loss:
As reported	$(2,534)	$(474)	$(5,769)	$(404)
Stock based compensation expense, net of tax	366	498	1,247	1,798
Pro forma	$(2,900)	$(972)	$(7,016)	$(2,202)

Basic EPS:
As reported	$(0.08)	$(0.01)	$(0.18)	$(0.01)
Pro forma	$(0.09)	$(0.03)	$(0.22)	$(0.07)

Diluted EPS:
As reported	$(0.08)	$(0.01)	$(0.18)	$(0.01)
Pro forma	$(0.09)	$(0.03)	$(0.22)	$(0.07)

Note 4.  Royalties

We have license agreements with certain companies for the use of CD and DVD manufacturing technology.  While we believe we have obtained, or are in the process of obtaining, all the necessary licenses to conduct our business, no assurances can be given that we are immune from patent claims from other companies.  The cost of these royalties is accrued based on units sold and charged to cost of sales.  As previously reported in our Annual Report on Form 10-K for the year ended December 27, 2002, we have been in ongoing negotiations with Philips Corporation for a reduction in the royalty rate paid to Philips under their Compliance Reward Program introduced in July 2002.  These negotiations are continuing but no assurances can be given that we will successfully negotiate a reduced royalty rate, and accordingly, our financial results do not reflect the potential benefit of this reduction.  Had this reduced rate been in effect at the beginning of the July 2002, we estimate it would have reduced our 2003 cost of sales by approximately $500,000 in the third quarter and $1,800,000 year-to-date, and our 2002 cost of sales by approximately $1,400,000.

Note 5.  Segment and Geographical Information

We operate in one industry segment. The geographic distributions of our sales, operating income (loss), capital expenditures and identifiable assets for 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002
Sales:
United States	$39,114	$38,195	$118,081	$118,689
Ireland	9,560	7,086	25,428	22,091
Canada	6,143	6,068	20,793	18,942
Intergeographic sales	(9,282)	(7,630)	(28,542)	(24,658)
	$44,535	$43,719	$135,760	$135,064

Operating income (loss):
United States	$313	$2,048	$647	$6,852
Ireland	374	83	1,060	177
Canada	92	699	1,021	2,132
Corporate and eliminations	(5,424)	(3,863)	(12,557)	(10,592)
	$(4,645)	$(1,033)	$(9,829)	$(1,431)

Capital expenditures:
United States	$567	$455	$2,937	$1,180
Ireland	189	—	1,058	56
Canada	1,318	25	1,661	115
	$2,074	$480	$5,656	$1,351

Depreciation and amortization:
United States	$1,530	$1,465	$4,456	$4,498
Ireland	155	440	563	1,248
Canada	433	308	1,105	923
	$2,118	$2,213	$6,124	$6,669

	September 2003	December 2002
Assets:
United States	$42,109	$49,390
Ireland	24,253	25,174
Canada	19,582	17,519
Total identifiable assets	85,944	92,083

Corporate assets	84,754	75,100
	$170,698	$167,183

Note 6.  Termination of Financing Agreements

In the second quarter of 2003 we paid all amounts due under our term loan agreement and terminated both this agreement and our $25,000,000 revolving line of credit facility.

Note 7.  iLogistix Settlement

On February 21, 2002, we signed an Asset Purchase Agreement (“APA”) to purchase the business and substantially all the assets of Software Logistics Corporation (“iLogistix”) and deposited $3,902,000 in an escrow account.  The deposit was recorded in other current assets in our consolidated balance sheet.  The closing of the transaction was scheduled for February 28, 2002, subject to significant closing conditions.  As of March 19, 2002, several of these conditions had not been satisfied by iLogistix, leading to our termination of the APA.

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

Note 8.          Subsequent Event – Settlement of Claim of Unauthorized Production of Customer Software

During the second quarter of 2003 one of our major customers alleged that Zomax Ireland, a subsidiary we acquired from Kao Corporation in January 1999, was responsible for unauthorized production of the customer’s software.  Our customer claimed that because of these alleged unauthorized activities it had suffered significant damages representing lost profits on displaced product sales.  We have vigorously denied all claims.

Subsequent to the end of the third quarter, we and our customer reached a final accomodation related to these claims.  While we continue to deny these claims, in order to avoid potentially lengthy and expensive litigation, we agreed to make a one-time payment to our customer of $3,000,000.  As a part of the settlement agreement, neither party admitted any liability and both parties obtained mutual releases related to the claims.  The payment of $3,000,000 was accrued and charged to results of operations in the third quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Our business is focused on providing outsourcing services that help our customers more efficiently bring their products and content to market worldwide.  We market and sell our services to industry leading customers in a variety of markets including IT hardware manufacturers, software publishers, consumer electronics, marketing services and corporate information services.  We believe our expertise in integrating and managing critical supply chain functions allows our customers to focus on their core competencies, reduce costs, accelerate time to market, decrease inventory obsolescence, and improve response to the demands of their customers in a variety of geographic regions.

Our outsourcing solutions are provided in a modular suite of supply chain services that enable our customers to select the combination of services that best meet their unique needs.  These services include customer contact center services, procurement and material management services, CD/DVD replication, print services, electronic software delivery (“ESD”) services through a strategic partnership with Intraware, a leading provider of these services, assembly and kitting services, fulfillment services and returns management services.  We deliver these services from twelve facilities across North America, Mexico, Canada, and Ireland.

Application of Critical Accounting Policies

There were no significant changes to our critical accounting policies during the quarter ended September 2003.  See our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies.

Results of Operations

Our fiscal quarters end on the last Friday of the calendar quarter.  Unless otherwise indicated, references to 2003 and 2002 refer to the fiscal periods ended September 26, 2003 and September 27, 2002, respectively.

The table below provides certain operating data as an aid in the understanding of the discussion and analysis of the results of operations.  Amounts are shown as a percentage of sales, except for the effective income tax rate, which represents income tax benefit as a percentage of the loss before taxes.

	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002
Sales	100.0%	100.0%	100.0%	100.0%
Gross profit	14.3	18.1	14.3	18.8
Selling, general and administrative expenses	18.0	20.5	19.3	19.8
Charge related to settlement of customer claim	6.7	—	2.2	—
Operating loss	(10.4)	(2.4)	(7.2)	(1.1)
Other income, net	0.6	0.7	—	0.6
Effective income tax rate	42.3	35.6	41.2	35.9
Net loss	(5.7)	(1.1)	(4.2)	(0.3)

Three Months Ended September 2003 vs. September 2002

Net Loss.  Our net loss for the third quarter of 2003 was ($2.5) million, or ($0.08) per share, compared to a net loss of ($0.5) million, or ($0.01) per share, in the same period in 2002.  As discussed in more detail below, the increase in our net loss is primarily attributable to the decline in our gross profit margins and a $3.0 million charge related to the settlement of a claim of unauthorized production of software by one of our customers.

Sales.  Sales in the third quarter increased two percent to $44.5 million in 2003 from $43.7 million in 2002.  Sales were favorably impacted by the results of our efforts in 2003 to obtain new customers and increase sales to existing customers, offset by the effect of declines in CD and DVD unit prices attributable to industry over-capacity and declining demand for CD media.

Gross profit.  Our gross profit decreased to 14.3% of sales in 2003 from 18.1% of sales in 2002.  This decrease reflects the continued shift in our product mix to products that contain a higher content of lower margin packaging materials and the price deterioration on CD and DVD media attributable to the factors discussed under “Sales” above.

Selling, general and administrative (SG&A) expenses.  SG&A expenses decreased to $8.0 million in 2003 from $9.0 million in 2002.  SG&A expenses were favorably impacted by a reduction in bad debt expense attributable to improvements in the quality of our customer receivables portfolio and reductions in incentive compensation and legal expenses.

Charge related to settlement of customer claim.  As discussed in Note 8 to Consolidated Financial Statements, subsequent to the end of the third quarter of 2003, we reached a settlement with one of our customers related to allegations of unauthorized production of their software.  The allegations were initiated in the second quarter of 2003.  While we continue to deny these claims, in order to avoid potentially lengthy and expensive litigation, we agreed to make a one-time payment to our customer of $3.0 million and accrued this payment as a charge to our third quarter results of operations.

Income taxes.  Our effective tax rate in the third quarter of 2003 was 42.3% compared to 35.6% in 2002   The increase reflects changes from 2002 to 2003 in how annual taxable earnings and losses are projected to occur across the tax jurisdictions in which we operate.

Nine Months Ended September 2003 vs. September 2002

Net loss.  Our year-to-date net loss in 2003 was ($5.8) million, or ($0.18) per share, compared to a net loss of ($0.4) million, or ($0.01) per share during the same period in 2002.  As discussed in more detail below, the increase in our net loss is attributable to the decline in our gross profit margins and a $3.0 million charge related to the settlement of a claim of unauthorized production of software by one of our customers.

Sales.  Sales in for the first nine months of 2003 were $135.8 million, a slight increase from sales of $135.1 million in the comparable period of 2002.  Unit prices on CD and DVD media have declined from 2002 to 2003 reflecting industry over-capacity and lower demand for CD media.  However, the negative effect of these factors on our revenues was offset by the addition of new customers and increases in business volume with existing customers during the same time period.

Gross profit.  Our gross profit decreased to 14.3% of sales in the first nine months of 2003 from 18.8% of sales in the comparable period of 2002.  This decrease reflects the continued shift in our product mix to products that contain a higher content of lower margin packaging materials, and the price deterioration of CD and DVD media attributable to the factors discussed under “Sales” above.

Selling, general and administrative (SG&A) expenses.  As reported, SG&A expenses decreased to $26.2 million in the first nine months of 2003 from $26.8 million in the same period of 2002.  However, SG&A expenses in 2002 reflect approximately $2.2 million in expenses related to possible acquisitions we pursued in the first quarter.  Excluding the effects of these costs from 2002, SG&A expenses increased $1.6 million, of which approximately $0.6 million is attributable to the translation effect of currency exchange rate changes on expenses incurred in our Ireland and Canadian operations.  The balance of the increase reflects investments we have made aimed at increasing the suite of services we offer, the number of customers and markets we serve and our capabilities to support them, including new locations in the U.S. and Mexico.

Charge related to settlement of customer claim.  As discussed in Note 8 to Consolidated Financial Statements, subsequent to the end of the third quarter of 2003, we reached a settlement with one of our customers related to allegations of unauthorized production of their software.  The allegations were initiated in the second quarter of 2003.  While we continue to deny these claims, in order to avoid potentially lengthy and expensive litigation, we agreed to make a one-time payment to our customer of $3.0 million and accrued this payment as a charge to our third quarter results of operations.

Other income, net.  Net other income in 2003 was approximately zero compared to $0.8 million in 2002.  The decline is due primarily to the negative effect on our foreign operations of the change from 2002 to 2003 in the value of the U.S. dollar relative to the Canadian dollar and the Euro.  Net interest income decreased to $0.6 million in 2003 from $0.9 million in 2002 as a result of the effect of declining interest rates on the earnings from our investments offset by a reduction in interest expense on our long-term debt which we retired in the second quarter of 2003.

Income taxes.  Our expected effective tax rate for 2003 changed to 41% from approximately 36% in 2002, reflecting differences between the years in how taxable earnings and losses are projected to occur across the tax jurisdictions in which we operate.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At the end of the third quarter of 2003, our cash and cash equivalents balances totaled $73.6 million, an increase of $1.5 during the year.  Cash generated by operating activities was $7.5 million and an additional $3.9 million was generated by the return of our escrow deposit from our terminated acquisition of iLogistix.  These cash inflows were offset by capital equipment purchases of $5.7 million, repayment of notes payable of $3.8 million and repurchases of 761,900 shares of common stock for $2.6 million.  There were no stock repurchases in the third quarter of 2003.

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

Outlook

This section should be read in conjunction with the section below titled “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995”.

We believe that worldwide demand for CDs and our other services has declined due to difficult economic conditions in the personal computer hardware and software markets and continuing uncertainty in the worldwide economy.  General economic factors affecting demand in the personal computer hardware and software industry directly impact us.

The supply chain services industry in which we operate is highly competitive, which coupled with declining CD media demand over the past several years, has resulted in overcapacity in the industry, declining unit prices, industry consolidation and in some cases, the bankruptcy of competitors.  Some of our remaining competitors are larger and more established with greater financial and other resources, particularly as consolidation in the industry continues.   However, the financial strength of some other competitors is weak in comparison to us.  As financial strength becomes a key decision making component for customers, our financial position becomes an advantage over these competitors.

Overcapacity in our industry, lower CD media demand and declining unit prices over the past several years have adversely affected our revenues and gross margins.  While there can be no assurances that these industry factors will not continue, we believe that they have recently moderated and expect their adverse effect on our revenues and gross margins to moderate as well.  However, if market demand and unit prices continue to decline, our revenues and gross margins will continue to be directly and adversely impacted, capacities will be further underutilized and our return to profitability will be in doubt.  Furthermore, a substantial part of our revenues and unit volume is derived from a relatively small number of key customers, including Microsoft and AOL, and our revenues and profits will be significantly lower than currently expected if we cannot retain these customers.  In addition, if we do not respond rapidly to technological changes, we will be subject to the loss of some of our customer base, which will materially and adversely affect revenue.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing discussion contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are based on current expectations or beliefs concerning future events.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements generally relate to our assessments of expected market demand and pricing, financial results, sales efforts, acquisition plans and cash requirements.  There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others:

•                  our ability to effectively compete in an increasingly intense competitive environment;

•                  our dependence on a relatively small number of key customers in the personal computer hardware and software industries;

•                  our ability to maintain our status as a Microsoft Authorized Replicator;

•                  our ability to respond to declining market demand and unit prices;

•                  our ability to meet our customers’ increasing security requirements regarding their intellectual property, inventory and other assets;

•                  our ability to attract and retain a skilled and qualified workforce in diverse locations at acceptable costs;

•                  risks associated with establishing and maintaining international operations;

•                  our dependence on our ability to obtain and maintain licenses to use patented technology in our manufacturing operations; and

•                  the development and rate of market acceptance of new electronic media products or technologies, including DVD and electronic software downloading services, and other media storage techniques.

We undertake no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K (if any), in which we discusses in more detail various important factors that could cause actual results to differ from expected or historical results.  It is not possible to foresee or identify all such factors.  As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.  A portion of our operations are located in Ireland, Canada and Mexico.  The financial results of these operations are translated to US dollars at current exchange rates.  Changes in exchange rates between periods can affect the comparability of results reported in US dollars.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes 7 and 8 to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a discussion of the settlement of a claim for unauthorized production of customer software and the settlement of an outstanding claim related to the termination of our acquisition of iLogistix.

We are a party to various other suits, claims and proceedings arising in the ordinary course of our business, and we intend to vigorously defend them.  The amount of monetary liability, if any, resulting from an adverse result in any of such suits, proceedings and claims in which we are a defendant cannot be determined at this time.  However, in the opinion of our management, the aggregate amount of liability under these other suits, proceedings and claims will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K

We filed a Form 8-K dated July 31, 2003 announcing our second quarter 2003 financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2003		ZOMAX INCORPORATED

	By:	/s/ James T. Anderson
James T. Anderson, Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ John Gelp
John Gelp, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 26, 2003

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