Form 10-K
period 2003-12-26
ZOMAX INC /MN/
filed 2004-03-12
CIK 1010788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 2003

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

The aggregate market value of the voting stock held by non-affiliates was $110,224,309 based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 27, 2003.

The number of shares outstanding of the registrant’s common stock as of March 3, 2004 was 32,787,947 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.  BUSINESS

General

At Zomax, we help companies more efficiently bring their products and content to market worldwide.  We enhance the process of sourcing, production, and fulfillment through a modular suite of supply chain outsourcing services.  We believe our commitment to operational excellence results in consistent execution and superior value for our customers.  We have demonstrated the ability to provide consistently high quality products and services in a just-in-time (JIT) model.

Established in 1993, we have approximately 1,300 full-time employees and operate twelve facilities in the United States, Canada, Mexico, and Ireland.  In January 1999, we acquired the businesses and certain assets of KAO Corporation in the U.S., Canada and Ireland.  This acquisition significantly expanded our media replication capacity, scope of services and geographical footprint and we continue to expand our geographic presence and supply chain services by building and acquiring new capabilities.

We market and sell outsourced supply chain services to industry leading customers in a variety of markets.  We believe our expertise in integrating and managing critical supply chain functions allows our customers to focus on their core competencies, reduce costs, accelerate time to market, decrease inventory obsolescence, and improve response to customer demand in a variety of geographic regions.

Whether we fulfill orders directly to our customer’s end-users or channel partners, or JIT to the customer’s production facilities, our goal is to help companies deliver “The Perfect Order” - that means the right product, the right place, the right time, at the right value.

Industry

The supply chain outsourcing services industry manages a vast array of products and content for a wide range of markets.   Whether it is IT hardware, software, consumer electronics, automotive parts, pharmaceuticals or other products, organizations are increasingly turning to experienced outsourcing partners to bring their products to market more efficiently.  The need for faster time-to-market, quicker inventory turns, greater focus on core competencies and lower costs have driven the growth of supply chain outsourcing.

The same factors that have led to more outsourcing are driving consolidation in the industry, as many small local and regional service providers find it increasingly difficult to access the capital required to invest in new equipment and additional value-added services.  Consolidation of the industry continues as marginal companies struggle to compete.

We believe our strong balance sheet, end-to-end solutions, customer list, consistent execution and solid reputation in the industry continue to be a competitive advantage and position us to continue to capture market share as the economy improves.

Services

Our outsourcing solutions enhance the process of sourcing, production, and fulfillment through a modular suite of supply chain services that enable customers to select the combination of services that best meet their unique needs.   Our services are delivered from a network of twelve facilities across the United States, Mexico, Canada, and Ireland and include the following:

•                  Customer Contact Services – To help build sustainable, interactive relationships between our customers and their end-users, we provide a broad range of end-customer services.  Our end-to-end approach covers inbound/outbound teleservices, order processing, financial management and e-commerce to support the entire customer life-cycle.

•                  Sourcing – Constant change in the availability and quality of materials is a major challenge for many of our customers. To address this challenge, we offer a full range of print, packaging, and hardware procurement services to support their growing businesses.

•                  Production – High-capacity CD ROM and DVD manufacturing is critical to meeting the media requirements for our customers.  In addition, our in-house Print-on-Demand offerings enable personalized, quick-turn print materials for product or information kits.

•                  Assembly and Kitting – Our customers require a highly flexible set of assembly and kitting services to handle a broad range of products. We provide scalable assembly services that include automated assembly, a flexible workforce, and JIT capabilities to meet unique customer requirements.

•                  Fulfillment – We support a full range of retail and end-customer distribution models and provides integrated returns management services.  Our capabilities include physical fulfillment and electronic software delivery to meet the unique needs of our customers.

In 2002, we completed a strategic partnership with Intraware (ticker symbol “ITRA” ) to incorporate Electronic Software Delivery (ESD) into our solutions offered in 2003 and beyond.  The need for faster product delivery and lower costs are driving the demand for these types of services which augment our traditional service offering.

In 2003, we also added Print-On-Demand services to our Fremont, California facility.  This solution enables companies to customize documentation, manuals and promotional materials and bundle them just-in-time with their products as they bring them to market.

With the breadth and modularity of our services, customers can choose to outsource some or all of their supply chain functions.  In all cases, our account and project management organizations maintain daily contact with our customers to ensure the highest level of quality and responsiveness.

Customers, Markets and Sales

We market and sell outsourced supply chain services to a variety of customers.  Historically, the majority of our revenue is derived from customers in the computer hardware manufacturing and software publishing industries.  We currently service a broad base of customers in these industry segments including Microsoft®, Dell®, AOL®, Logitech®, Apple® and Hewlett Packard®.  During 2003, 2002, and 2001, Microsoft revenues accounted for 22%, 20%, and 35%, respectively, of our total revenues.  In addition, in 2003, Dell accounted for approximately 10% of our total revenues.

In late 2002, we expanded our sales and marketing efforts to continue to penetrate the industries we serve and expand into new markets.  We are focusing on additional expansion in industries that have a common and growing need to bring large volumes of products and/or content to market more efficiently.  These include industries where we have experience and proven customer references, including consumer electronics, marketing services, corporate information services and more.

We employ a direct sales staff that is responsible for maintaining relationships with existing customers and developing new business relationships.  We also employ a project management staff that is responsible for ensuring that each order is processed on a timely basis, all required support materials are in place, and desired quality levels are achieved.  Each customer account is assigned one or more project managers to provide regular contact with the customer, coordinate the purchase and manufacture of all necessary materials, adapt to order changes, and generally act as liaison with the customer.

We are also an authorized replicator of Microsoft, which allows us to replicate Microsoft products for any authorized distributor or OEM.  We are also authorized to perform fulfillment services for Microsoft licensed OEMs.  These arrangements are pursuant to annual agreements with Microsoft.  We expect, but cannot guarantee, that these agreements will be renewed.  We also provide replication, telemarketing and fulfillment services for certain Microsoft programs under a Master Services Agreement, which expires in May 2004.  We expect, but cannot guarantee, that this agreement will also be renewed.

Competition

The supply chain service industry is highly competitive and is undergoing consolidation.  We compete primarily with supply chain service providers and, to a lesser extent, with media replicators and third party logistics companies.  Each of these producers generally services a defined set of customer needs.

•          Supply Chain Service Providers.  Companies in this segment provide services that help companies manage the flow of their products to their consumers from sourcing to manufacturing to distribution.  Examples include companies such as Zomax, Arvato (a division of Bertlesman AG), Startek Corporation, SalesLink, Modus Media International, Digital River, and Inoveris.  We believe our in-house media replication and contact centers, which enable us to provide better synchronized programs for customers. provides us an advantage over these competitors.

•          Media Replicators.  Companies in this segment manufacture and distribute CD and DVD media.  Examples include Sonopress, Cinram International Inc., Duplium, Technicolor and Crest.  Several media replicators have expanded their solutions to include additional supply chain services such as distribution or returns management.  We believe that our complete range of services, including customer contact services and ESD, provide a competitive advantage for Zomax.

•          Third Party Logistics Organizations.  Core services for these companies are distribution and logistics and include organizations like Ingram-Micro Logistics and UPS.  Our in-house logistics capabilities coupled with our media replication and assembly services help position us well against these companies, and in some situations, enable partnership opportunities for large customers.

•          Printing and Packaging Firms.  Organizations such as Banta, IPC and Q-Media started in the printing or packaging market and expanded their services to include other aspects of the supply chain.  Our in-house media replication and contact center services help position us as a more complete solution provider than these companies.  Some of these companies partner with us to provide printing and packaging services for our customers.

Many of our national and regional competitors are larger and more established with greater financial and other resources than us, particularly as consolidation in the industry continues.  As a result, such competitors may be able to respond more quickly to market changes or to devote greater resources to the manufacture, promotion, and sale of their products and services than we can.  Alternatively, other competitors have weak financial status in comparison to us.  As financial strength continues to be a key decision making component for customers, our financial position is an advantage over these competitors.

We believe that we compete favorably with respect to quality, service, reliability, price, manufacturing capacity, and timely delivery of product, the principal competitive factors in this industry.  We also believe that customers are willing to incur additional costs for extra services.  As such, to enhance our competitive position, we offer a full range of value-added services to customers including sourcing, production, fulfillment, returns management, and a range of contact center services.

Financial Information About Geographical Areas:

Financial information about our geographic segments is presented in Note 12 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Fiscal Year End

Our fiscal year ends on the last Friday of the calendar year.  Unless otherwise indicated, our fiscal years ended December 26, 2003, December 27, 2002, and December 28, 2001 are referred to herein as 2003, 2002, and 2001, respectively.

Backlog

Our business is characterized by short lead times for customer orders.  For this reason and because of the timing of orders, delivery intervals, and customer changes in quantities and delivery schedules, our backlog as of any particular date is not a meaningful indicator of future financial results.

Proprietary Rights

Like most other CD and DVD manufacturers, we use patented technology primarily under nonexclusive licenses.  These licenses generally provide for the payment of royalties based upon the number, type and use of CDs and DVDs sold and terminate either upon the expiration of the patents being licensed or on a certain date.  If we are unable to maintain these licenses, it could have a material adverse effect on our results of operations.

Seasonality

The demand for CDs, DVDs and related services is seasonal, with demand increasing in the fall due to the new school year and holiday season purchases.  This seasonality can result in significant quarterly variations in financial results, with our fourth quarter generally being our strongest in terms of revenue.

Employees

We have approximately 1,300 full-time employees and we contract to hire additional employees on a temporary basis to perform manufacturing-and fulfillment related services as the need arises.  We believe that our relations with our employees are good and that we provide competitive salary and benefits programs.  None of our employees are covered by a collective bargaining agreement.

Risk and Uncertainties

The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements generally relate to our growth strategy, the expansion of our geographic presence and supply chain services, our ability to capture market share, decrease costs, improve customer satisfaction, improve efficiency, or develop new product features and functionality, our financial results, sales efforts, our continued ability to provide competitive advantages, acquisition plans and cash requirements.  Investors are cautioned that all forward-looking statements involve risks and uncertainties that could cause results to differ significantly from our expectations.

We undertake no obligation to update or revise any forward-looking statements we make in this report due to new information or future events.  Investors are advised to consult any further disclosures we make on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results.

Our business faces many risks and uncertainties.  The risks and uncertainties described below may not be the only ones we face.  Additional risks and uncertainties that we do not yet know of or that we currently think are immaterial may also impair our business operations.  If any of the events or circumstances described in the following listing of risks and uncertainties actually occur, our business, financial condition or results of operations could suffer.  The risks and uncertainties described below may be amended, supplemented or superceded from time to time by other reports we file with the SEC in the future.  These risks and uncertainties include, without limitation:

We are dependent on a small number of key customers in the personal computer(PC) hardware and software industries.

Our business continues to be dependent on a small number of key customers in the PC hardware and software industries.  Our top five customers in 2003, 2002, and 2001 were all members of these industries and represented 50.1%, 47.6%, and 54.8% respectively, of our total revenue.  In general, our contractual agreements with these and other customers allow them to terminate service with very little notice and without cause.  Further, the work we perform for our customers is periodically put out for competitive bid.  While we believe we are competitive, the risk exists that we may not be the successful bidder and lose existing business with current customers.  Also, some of these customers rely on unique information technology systems that we possess, which provides us a competitive advantage.  However, there can be no assurances that this advantage will not be reduced or eliminated by alternative solutions developed internally by our customers or by our competitors.  If we were to lose all or a significant portion of our business with one of these key customers, our revenues and profit margins would be materially and negatively impacted.  In addition, competition in these industries, particularly the PC hardware industry, has resulted in the need for these companies to put continued pressure on their vendors, including Zomax, for price reductions and increased service levels.

While we continue to make efforts to expand our base of customers to those outside these industries, these customers tend to be smaller, making it very unlikely that we could quickly recover from the loss of one of our key customers through the acquisition of several new customers outside these industries.

We may not be able to effectively compete in an increasingly competitive environment.

Competition in the supply chain outsourcing services industry is intense.  Our industry is currently characterized by many vendors pursuing relatively few and very large customers, which provides these customers with the ability to exert significant pressures on their suppliers.  We have experienced and anticipate experiencing continued pricing pressures from current and future competitors as well as general pricing pressure from our customers as part of their cost reduction efforts.  These pricing pressures have, and may continue to limit our ability to achieve acceptable levels of profitability.

In addition, some of our competitors are larger and have substantially greater resources and capabilities in information technology, global facilities, staff expertise and other areas that can limit our ability to make the investments required to remain competitive and be profitable.  We have identified the need to make additional investments in information technology, expansion into other geographical markets and the development and capabilities of our staff.  However, we can not be assured that these investments will generate or sustain a particular competitive advantage.

While we believe our capabilities are unique, they do not involve significant proprietary properties.  Therefore, we are dependent primarily on our ability to provide exceptional service to our customers and maintain strong relationships with them.  These relationships may be positively or negatively impacted by changes in personnel or shifts in strategies within Zomax, our customers or our competitors.

We may not be able to maintain our status as a Microsoft Authorized Replicator.

We have been designated by Microsoft as an Authorized Replicator (AR) of their software and are one of a limited number of Microsoft AR’s in the United States.  Retaining our status as a Microsoft AR requires that we continue to meet a number of stringent criteria established by Microsoft.  Our status as a Microsoft AR is not only a requirement to replicate CD and DVD media directly for Microsoft, but also to replicate Microsoft software for our customers in the PC hardware industry that sell or use Microsoft software with their products.  While we have no reason to believe it is likely that we could lose our status as a Microsoft AR, if this were to happen, we would lose a significant portion of our business with these customers and our revenues and profitability would be severely and negatively impacted.

We may not be able to meet our customers’ requirements regarding the security of their intellectual property, inventory and other assets.

We manage or take possession of many of our customers’ physical and intellectual properties.  Much of this property consists of consigned inventory or intellectual property in our possession, the value of which is not reflected in our financial statements.  If we fail to protect their property or meet their security requirements, we may be liable to these customers for penalties or reimbursement up to full retail value of the property and may lose their business, which could have a significant negative impact on our financial condition or results of operations.

We are dependent on revenues from the replication of CD and DVD media which may be threatened by the development and rate of market acceptance of new media storage techniques or other electronic media technologies.

Our business continues to be heavily dependent on the use of CD, and to a lesser degree, DVD media in the PC hardware and software industries.  The increasing availability of broadband communications services, changes in fixed storage techniques used in the PC industry, and the development of alternative electronic storage technologies at lower costs, are examples of technologies that may threaten to reduce or eliminate the need for CD media in the PC hardware and software industries.  A significant decline in the use of CD media in these industries would have a significant negative impact on our revenues and profitability.

While we have established electronic software download (ESD) capabilities through our strategic alliance with Intraware, our success in this market has been limited.  If we are unable to develop significant market penetration in the ESD market through this relationship or others, our ability to participate in the increasing shift to electronic delivery of software may be impacted.

We have been issued a “Wells Notice” from the Securities and Exchange Commission (SEC) and have been named as a defendant in a lawsuit alleging certain securities laws violations.

In December 2003, we received a “Wells Notice” from the Chicago Regional Office of the SEC indicating their intention to recommend that a civil enforcement action be commenced against the Company for alleged violations of securities rules and regulations regarding false and misleading forward looking statements made to the public and in a quarterly report in the year 2000.  While we have made a Wells Submission to the SEC setting forth the basis for our belief that we have complied with all applicable rules and regulations, there is no assurance that an enforcement action will not be brought against the Company or that the Company will be successful if an enforcement action is commenced.

In March 2004, we were named as a defendant in a purported shareholder class action lawsuit.  The lawsuit alleges securities law violations regarding false and misleading statements made to the public and the failure to disclose material events between June 6, 2000 and September 21, 2000.  While we strongly deny these allegations and intend to vigorously defend this case, there can be no assurance of a favorable outcome.

These events may result in management attention being diverted from our business, significant legal costs and possible fines, penalties or judgments assessed against the Company.  In addition, these actions could threaten our ability to retain existing customers and employees or attract new customers and employees.

Available Information

See our web site at www.zomax.com for additional information regarding our products and services.  All reports we file electronically with the SEC are available by contacting our Investor Relations at investorrelations@zomax.com or (763) 553-9300.  These filings are also accessible on the SEC’s web site at www.sec.gov.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.   PROPERTIES

Our principal facilities consist of the following:

•                  We lease three facilities in Minneapolis, Minnesota, totaling approximately 183,000 square feet in which we perform mastering, replication, printing, print management, packaging, warehousing, fulfillment, distribution, and RMA processing activities.  Our corporate offices are also located in one of these facilities.  These leases expire in 2004 through 2006.  The largest of these facilities is an 82,000 square foot facility that we lease from a partnership of which Mr. Phillip T. Levin, a member of our Board of Directors, owns a one-third interest.  We lease this space at a base rent of $8.03 per net rentable square foot per year.  We are also obligated to pay all taxes and operating expenses of this facility.  This lease expires in 2006.

•                  We own a 158,000 square foot facility in Arnprior, Canada, in which we perform mastering, replication, print management, printing, packaging, warehousing and distribution activities.

•                  We lease a 153,000 square foot facility in Fremont, California, in which we perform mastering, replication, print management, printing, packaging, warehousing, fulfillment, distribution and RMA processing activities.  This lease expires in 2006.

•                  We lease two facilities in Dublin, Ireland, totaling approximately 139,000 square feet in which we perform customer contact center activities as well as replication, print management, printing, packaging, warehousing, fulfillment, distribution and RMA processing activities.  These leases expire from 2016 to 2028.

•                  We lease a 92,000 square foot facility in Juarez, Mexico, in which we perform warehousing and distribution activities.  This lease expires in 2005.

•                  We lease a 91,000 square foot facility in Indianapolis, Indiana, in which we perform packaging, fulfillment, distribution and RMA processing activities.  This lease expires in 2004.

•                  We lease a 30,000 square foot facility in Concord, California, in which we perform customer contact center activities.  This lease expires in 2008.

We believe that the facilities used in our operations are adequate to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

Customer claim of unauthorized production of software.  During the second quarter of 2003, one of our major customers alleged that Zomax Ireland, a subsidiary we acquired from Kao Corporation in January 1999, was responsible for unauthorized production of the customer’s software.  Our customer claimed that because of these alleged unauthorized activities it had suffered significant damages representing lost profits on displaced product sales.  In the fourth quarter of 2003, we and our customer reached a final accommodation related to these claims.  While we continue to deny these claims, in order to avoid potentially lengthy and expensive litigation, we agreed to make a one-time payment to our customer of $3,000,000.  As a part of the settlement agreement, neither party admitted any liability and both parties obtained mutual releases related to the claims.

“Wells Notice” and Shareholder Lawsuit.  In October 2002, we announced that the Securities and Exchange Commission (SEC) was conducting a preliminary investigation into the trading of Zomax securities by insiders.  In December 2003 , we received a “Wells Notice” from the staff of the Chicago Regional office of the SEC indicating their intention to recommend that a civil enforcement action be commenced against us and certain of our current and former officers.  The notice alleges violations regarding false and misleading forward-looking statements made to the public and in a quarterly report in the year 2000.  The staff also indicated its intention to recommend a civil enforcement action be commenced against certain current and former officers regarding alleged insider trading violations during the same period.  The Company and the current and former officers believe they have complied with all applicable rules and regulations.

On March 9, 2004 a lawsuit was filed against the Company and certain of its former officers.  The complaint alleges securities law violations regarding false and misleading statements made to the public and the failure to disclose material events between June 6, 2000 and September 21, 2000.  The complaint was filed in the United States District Court, District of Minnesota by an individual purporting to represent a class of purchasers of Zomax stock.  The lawsuit seeks unspecified damages.  We believe this lawsuit is without merit and intend to defend this action vigorously.

We do not believe the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution of these matters is possible and could have a material adverse effect on our results of operations, financial condition or cash flows.

We are involved in certain other claims arising in the normal course of business.  In our opinion, the final outcome of these matters will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol “ZOMX.”  The following table shows the high and low closing bid prices of our Common Stock.  These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	$4.55	$2.87	$8.22	$6.10
Second Quarter	4.00	2.90	7.46	3.90
Third Quarter	5.59	3.34	4.30	3.10
Fourth Quarter	6.50	4.77	4.50	3.22

Holders

As of March 3, 2004, there were approximately 410 record holders of our Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts.  Based on information which we have obtained from our transfer agent, there are approximately 12,500 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future and intend to retain future earnings for the development of our business.

ITEM 6.  SELECTED FINANCIAL DATA

The following five-year financial summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

	2003(1)	2002	2001(2)	2000	1999
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$197,670	$185,500	$216,797	$239,090	$238,698
Gross profit	37,407	32,812	50,109	71,526	73,916
Selling, general and administrative expenses	41,172	35,264	31,964	33,532	37,724
Operating income (loss)	(3,765)	(2,452)	17,222	37,994	36,192
Income (loss) before income taxes	(3,508)	(1,252)	14,254	38,451	37,804
Income tax expense (benefit)	(2,953)	(573)	5,221	13,592	11,977
Net earnings (loss)	(555)	(679)	9,033	24,859	25,827
Earnings (loss) per share:
Basic	(0.02)	(0.02)	0.28	0.78	0.87
Diluted	(0.02)	(0.02)	0.27	0.74	0.79
Weighted average common shares outstanding:
Basic	32,621	33,050	32,364	31,915	29,662
Diluted	32,621	33,050	33,152	33,529	32,692

BALANCE SHEET DATA:
Cash and cash equivalents	$68,899	$72,146	$74,999	$63,577	$51,128
Working capital	88,576	89,960	89,889	69,872	47,466
Total assets	181,633	167,183	163,506	167,935	142,304
Long-term notes payable, net of current portion	—	747	3,720	6,757	10,603
Total shareholders’ equity	137,766	130,549	124,424	112,095	82,430

(1)         Results of operations in 2003 include a pretax charge of $3.0 million, or $0.05 per share, for the settlement of a customer claim, a pretax charge of $2.0 million, or $0.04 per share, for accrued payments under a separation agreement with our former CEO, a pre-tax benefit of $2.7 million, or $0.05 per share, for a royalty adjustment relating to amounts accrued in 2002, and a $1.0 million benefit, or $0.03 per share, related to a reduction in our tax accruals following the completion of a Canadian tax audit.

(2)         Results of operations in 2001 include a pretax charge of $4.4 million, or $0.09 per share, for the write-off of our investment in Microgistix, and a pretax charge of $0.9 million, or $0.02 per share, for the write-off of goodwill related to our acquisition of Trotter Technologies, Inc.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year-End

Our fiscal year ends on the last Friday of the calendar year.  To simplify our narrative discussion, we refer to the fiscal years ended December 26, 2003, December 27, 2002, and December 28, 2001, as 2003, 2002, and 2001, respectively.

Introduction and Overview

While fiscal 2003 was another financially challenging year overall, we ended the year with our best quarter in terms of revenues and earnings since the first quarter of 2001, posting strong seasonal fourth quarter revenues of $61.9 million and earnings of $0.16 per share before adjusting for certain significant items as discussed in “Results of Operations” below.  In addition, revenues in 2003 were $197.7 million, an increase of 6.6% over 2002, marking the first year of annual revenue growth since fiscal year 2000.  While we are encouraged by these results, it is not yet clear whether these results represent the beginning of a positive trend or were simply an unusually strong seasonal increase in demand.

Over the past three years, the conditions in the markets we serve have changed significantly, and a return to moderate revenue growth may not ensure a return to acceptable levels of profitability.  The majority of our revenues have historically been, and continue to be, driven by a relatively small number of technology-focused customers in the personal computer hardware and software industries such as Microsoft and Dell.  The latter part of the year 2000 marked the start of an abrupt downturn in technology spending by the companies and consumers served by our customers, and our business was affected accordingly.  Demand for our services decreased, capacity in our industry became under utilized, competition grew more fierce and prices declined significantly.  These factors have been the primary determinants of our financial results over this time period in which we have generally experienced declining revenues, gross margins and profitability.

The effects of these market changes have not only had an impact on our financial performance, but have defined our challenges and opportunities going forward.  In general, media production capacity in our industry continues to be under utilized, particularly during seasonally slow periods.  Until this capacity either becomes more consistently fully utilized through an increase or diversification in demand, or is in some way removed from the market, the ability of Zomax or other companies in our industry to maintain or regain pricing power and acceptable levels of profitability, will be limited.  We are privileged to have long-standing relationships with large customers who are market leaders in their industries, but these customers demand continuous improvements in service, quality and price from their vendors, and our ability to retain these customers is dependent on our ability to consistently deliver on these demands better and more efficiently than our competitors.  Because a large portion of our business is dependent on a relatively few number of these customers, our ability to retain and grow our business with these customers in the face of intense competition is critical to our financial performance into the foreseeable future.

While we recognize the difficult challenges to growing our business and returning it to acceptable levels of profitability, we believe we are well-positioned to address such challenges.  Our core market – supply-chain outsourcing services – continues to show promising growth as industry leading companies continue to focus on their core competencies and outsource their non-critical business functions.  The challenges mentioned above associated with our customer and industry dependencies also provide us opportunities.  We believe our relationships with these customers are strong and that our knowledge of their businesses, our broad range of service capabilities and our financially strong balance sheet are important decision factors for these customers.  We also believe that our efforts over the past two years in broadening our customer base in both traditional and new markets should provide opportunities for growth.  While we believe we have many of the ingredients necessary to return growth and profitability to our business, doing so will require that we continue to increase our investments in the people, processes and technologies that are critical to delivering services to our customers and positioning our business for growth, and that we continue to address and manage the many risks and uncertainties we face in our business.  A more detailed discussion of these risks and uncertainties can be found in the section captioned “Risk Factors” at Item 1 of the Form 10-K.

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	2003	2002	2001
Percent of Revenue:
Revenue	100.0%	100.0%	100.0%
Gross profit	18.9	17.7	23.1
Selling, general and administrative (SG&A) expenses	20.8	19.0	14.7
Operating income (loss)	(1.9)	(1.3)	7.9
Income tax expense (benefit)	(1.5)	(0.3)	2.4
Net earnings (loss)	(0.3)	(0.4)	4.2
Other Operating Statistics:
CD/DVD media units sold -% change	4.1%	2.6%	(15.4)%
Revenue -% change	6.6	(14.4)	(9.3)
SG&A expenses -% change	16.8	10.3	(4.7)
Effective tax rate	84.2	45.8	36.6

Our financial results as reported in our Consolidated Statement of Operations were prepared in accordance with Generally Accepted Accounting Principles (GAAP) and are the basis for the information presented in the table above.  In 2003, these results include certain significant items which we believe are not indicative of our continuing results of operations.  For purposes of our internal understanding of business operations, as well as for planning and forecasting future periods, we exclude from our GAAP results those items that meet the definition of non-recurring, as defined by the Securities and Exchange Commission.  Accordingly, to aid in the understanding of our financial results, our discussion and analysis of results of operations is presented on both a GAAP basis (“as reported”), and on the basis of the exclusion of these non-recurring items (“as adjusted”).  However, the presentation of as adjusted results is not meant to be a substitute for financial results prepared in accordance with GAAP.

The following Table A presents a reconciliation of our results of operations as reported, to our results of operations adjusted for those significant non-recurring items which we believe are not representative of our continuing operations:

Table A – Reconciliation of As Reported Results to As Adjusted Results

	Gross Profit	SG&A Expenses	Earnings (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share(4)
2003:
As reported	$37,407	$41,172	$(3,508)	$(2,953)	$(555)	$(0.02)
Royalty adjustment(1)	(2,660)	—	(2,660)	(1,064)	(1,596)	(0.05)
Customer claim settlement(2)	—	(3,000)	3,000	1,200	1,800	0.06
Severance costs(3)	—	(2,000)	2,000	800	1,200	0.04
As adjusted	$34,747	$36,172	$(1,168)	$(2,017)	$849	$0.03
Percent of revenue	17.6%	18.3%	(0.6)%	(1.0)%	0.4%
2002:
As reported	$32,812	$35,264	$(1,252)	$(573)	$(679)	$(0.02)
Royalty adjustment(1)	2,660	—	2,660	1,064	1,596	0.05
As adjusted	$35,472	$35,264	$1,408	$491	$917	$0.03
Percent of revenue	19.1%	19.0%	0.8%	0.3%	0.5%

Notes to Table A:

(1) In the fourth quarter of 2003, we signed a revised royalty agreement which resulted in a retroactive reduction in unpaid royalties accrued in 2002 and 2003 (See “Application of Critical Accounting Policies” in this Item 7 below).  This adjustment represents the portion of this retroactive reduction that related to royalties accrued and charged to cost of revenue in 2002.  The tax effect of this adjustment was determined using a 40% marginal rate.

(2) Adjustment represents a payment made in the settlement of a customer claim that alleged unauthorized reproduction of this customer’s software (See “Item 3. Legal Proceedings” of this Form 10-K).  The tax effect of this adjustment was determined using a 40% marginal rate.

(3) Adjustment represents payments accrued in 2003 in accordance with the terms of a separation agreement with our former CEO who resigned in December 2003, effective in January 2004.  The tax effect of this adjustment was determined using a 40% marginal rate.

(4) Both as reported and as adjusted results in 2003 include an income tax benefit of $1.0 million, or $0.03 per share, related to a reduction in our tax accruals following the completion of a Canadian tax audit in 2003 (See “Application of Critical Accounting Policies” in this Item 7 below).  This item is not reflected as an adjustment in the table as it does not meet the definition of a non-recurring item as defined by the Securities and Exchange Commission.

Revenue

General Factors Affecting Revenue.  We derive our revenues from a wide variety of supply chain services provided to our customers.  Changes in our revenues from period to period are directly related to changes in the number of CD and DVD media units that we replicate for our customers, changes in pricing, changes in the composition of the products and services we provide, and changes in the mix of customers we serve.  Revenues are generally more favorably impacted when our mix of customers is weighted toward those who are using a broad range of our services.  Bundled pricing, changes in the content of the products we make for our customers and other factors make it difficult to precisely determine the impact each of these factors has on changes in our total revenue.

2003 vs. 2002.  For the first time since fiscal year 2000, our revenue increased on an annual basis, growing 6.6%, from $185.5 million in 2002, to $197.7 million in 2003.  In 2003, we experienced a 4.1% increase in media unit volume, accounting for the majority of our 6.6% increase in revenue.  This volume increase was driven mostly by increases in demand from our current customer base, but also by demand from new customers.  The balance of the revenue increase was a result of a favorable change in our customer mix, partially offset by continued pricing pressures.

The increase in demand in 2003 was relatively broad across our major customer base.  Microsoft, our largest customer, represented approximately 22% of our revenue in 2003, up from approximately 20% in 2002.  While our sales to Microsoft increased in 2003, the programs we support for Microsoft continue to evolve and we anticipate that related support requirements and revenues associated with these programs will continue to decline going forward.  However, we believe we maintain a positive relationship with Microsoft and continue to pursue opportunities to provide additional services to this key customer.  In addition to Microsoft, sales to Dell Computer exceeded 10% of our total revenue in 2003, representing a significant increase over 2002.

The improvement in customer mix in 2003 was primarily related to a reduction in sales to a customer which purchased large volumes of lower priced, bulk CDs from us in 2002.  Bulk CDs represent CDs that we replicate and sell without providing additional services such as packaging or fulfillment.  The price declines were a result of the general industry conditions discussed in the “Introduction and Overview” above.

2002 vs. 2001.  Total revenues in 2002 declined 14.4% despite an increase of approximately 2.6% in the number of media units sold.  The volume increase was more than offset by changes in our customer mix and pricing declines.  In 2002, our customer mix was unfavorably impacted by an increase in the number of lower priced, bulk CDs sold to one major customer, and a significant decrease in our sales to Microsoft, our largest customer.  Sales to Microsoft, which consist of replication, fulfillment and call center services in support of certain Microsoft programs, decreased from 35% of revenue in 2001, to 20% in 2002.  This decrease was attributable to the composition and pricing of the Microsoft programs we support, resulting in a decrease in the cost to Microsoft of providing those services.

Gross Profit

General Factors Affecting Gross Profit.  Our gross profit percentage during a period is dependent on a number of factors.  The pricing declines discussed under “Revenue” above have been the primary contributor to the gross profit erosion we experienced from 2001 to 2003.  In addition to changes in pricing, the volume of business we experience in a given period also impacts our margins.  A large portion of the costs required to deliver our products and services are fixed in nature.  Increases in volume allow us to leverage these costs resulting in higher gross profit margins, while decreases in volume have the opposite effect.  Our relative mix of customers, as well as the related content of products or services we provide them, can also have a significant impact on gross profit margins.  For example, the relative mix of CD/DVD media, labor and print material in the products we produce for our customers can affect our overall gross profit percentage.  Although gross profit measured as a percentage of revenue may be lower, we believe providing incremental value-added services to our customers has an overall positive effect on gross margin as measured in dollars.  Additionally, our ability to utilize automated packaging equipment versus manual labor can have a favorable effect on gross profit.

2003 vs. 2002.  On an as reported basis, our gross profit percentage improved from 17.7% in 2002, to 18.9% in 2003.  This increase reflects a $4.8 million benefit related to the signing of a revised royalty agreement as discussed in footnote (1) to Table A above.  However, had the reduced royalty rates been in effect since 2002, as reflected in Table A above, our gross profit percentage would have declined from 19.1% in 2002 to 17.6% in 2003.  This decrease is primarily attributable to the effect of declining unit prices, partially offset by an increase in unit volumes as discussed under “Revenue” above, particularly in the fourth quarter.  This increase in unit volume resulted in improved leverage of our fixed costs and had a favorable effect of approximately 0.5% on our gross profit margin percentage.

2002 vs. 2001.  On an as reported basis, our gross profit percentage decreased 5.4%, from 23.1% in 2001, to 17.7% in 2002.  However, had the reduced royalty rates been in effect since 2002, as reflected in Table A above, our gross profit percentage would have decreased only 4.0%, from 23.1% in 2001 to 19.1% in 2002.  This decrease reflected continued unit price deterioration of CD and DVD media, a decline in total revenue relative to our fixed costs and the shift in our product mix to products that contain a higher content of lower margin packaging materials.  While unit volumes increased 2% from 2001 to 2002, this increase provided only minimal fixed cost leverage as the volume increase was attributable to sales of low-priced, bulk CDs to a single customer.

Selling, General and Administrative (SG&A) Expenses

General Factors Affecting SG&A Expenses.  A substantial portion of our SG&A expenses are fixed in nature.  However, certain components such as incentive compensation, professional services, travel and other expenses can vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.  In addition to these factors, some of our SG&A expenses are incurred in countries outside the U.S. and changes in foreign currency rates can cause our SG&A expenses reported in U.S. dollars to fluctuate.

2003 vs. 2002.  On an as reported basis, our SG&A expenses increased $5.9 million, or 16.8%.  On an as adjusted basis, which excludes the effect of a charge related to the settlement of a customer claim and a severance charge related to the resignation of our CEO as described in Table A above, SG&A expenses increased $0.9 million, or 2.6%.  SG&A expenses in 2002 included approximately $2.2 million of costs associated with potential acquisition opportunities pursued earlier in that year, and a $1.3 million write-down of customer contact center software systems as a result of the replacement of those systems beginning late in 2002.  Excluding these expenses from 2002, SG&A expenses increased $4.4 million, or 13.8% from 2002 to 2003.  A significant portion of this increase is related to investments we started making in the latter part of 2002, in capabilities aimed at increasing the number of customers and markets we serve, the suite of services we offer, including electronic software downloading, our capabilities to support new and existing markets and services, and new locations in the U.S. and Mexico.  In addition to the effects of these investments on our SG&A expenses, approximately $0.7 million of the increase is attributable to the translation effect of currency exchange rate changes on expenses incurred in our Ireland and Canadian operations.  Increases in employee medical and general business insurance costs and incentive compensation also contributed to the increase in SG&A expense in 2003.

2002 vs. 2001.  On an as reported basis, SG&A expenses increased 10.3% to $35.3 million in 2002 from $32.0 million in 2001.  The increase is the result of approximately $2.2 million in legal and other costs associated with potential acquisition opportunities pursued in the first half of 2002 and a $1.3 million write-down of the Company’s existing call center software systems as a result of the replacement of those systems that began in the fourth quarter of 2002.

Income Taxes

2003 vs. 2002.  On an as reported basis, our income tax benefit in 2003 represents 84.2% of our pretax loss, compared to 45.8% of our pretax loss in 2002.  Our income tax benefit in 2003 includes a $1.0 million benefit related to a reduction in our tax accruals following the completion of a Canadian tax audit (see “Income Taxes” under Application of Critical Accounting Policies below).  Excluding this benefit, our 2003 effective tax rate would have been 55.4%, reflecting the favorable tax position of having current year operating profits in our Ireland operations, which are subject to relatively low tax rates, and current year operating losses in our U.S. operations, which are subject to relatively higher tax rates.  Had our consolidated operating losses been spread evenly across all tax jurisdictions in which we operate, our 2003 effective tax rate, excluding the $1.0 million benefit previously discussed, would have been more comparable to 2002.

2002 vs. 2001.  On an as reported basis, the effective income tax rate for 2002 was 45.8% compared to 36.6% in 2001.  Due to the decline in earnings before income taxes, income and deductions that are permanently treated differently for book and tax purposes had a larger relative effect in 2002 than in 2001 when measured as a percentage of the lower 2002 pretax results.

Application of Critical Accounting Policies

Revenue Recognition We record revenue at the time product is shipped or as services are rendered.  For certain customers, product is invoiced upon completion, with shipment occurring based on written customer instructions.  In these cases, the customer accepts title to the goods as of the date of the invoice and sales revenue is recognized at that time.  In each case of these “bill and hold” sales, we ensure that the transaction complies with the conditions and considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

Royalties.  We have license agreements with several companies for the use of certain CD and DVD manufacturing technology we use in our business.  We do not necessarily have agreements with every patent holder that may assert or has asserted a claim to royalties.  The cost of these royalties is accrued based on units sold and charged to cost of revenue.  Our royalty costs are based upon the terms of our royalty agreements as well as our assessment of the applicability of any other known or potential royalties.  In the fourth quarter of 2003, we completed negotiations with one of the major patent holders resulting in the signing of a revised royalty agreement that retroactively reduced the royalties payable to this patent holder.  These negotiations, which had been previously disclosed in our 2002 Form 10-K, began in 2002.  While we were hopeful from the start of our negotiations that we would achieve a retroactive application of the reduced royalty rates, this was not guaranteed and, in our judgment, it was not appropriate to recognize the benefit of the potentially reduced rates until the completion of a final agreement.  Upon signing the new agreement in the fourth quarter of 2003, we recorded a benefit to cost of revenue totaling $4.8 million related to these reduced rates as well as smaller adjustments to the rates at which we accrue other known or potential royalties.  This total benefit reflected a reduction of unpaid royalties of $2.1 million accrued in the first three quarters of 2003 and $2.7 million accrued in 2002.

Income Taxes.  We file a consolidated federal income tax return and separate state and foreign returns.  Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on the expected income tax rates for the year in which these temporary differences are expected to reverse. Foreign net operating loss carryforwards may be carried forward indefinitely.

The preparation of our income tax returns requires the interpretation of the associated tax laws.  Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods.  Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities.  In 2003, Canadian tax authorities completed an audit of our Canadian tax returns for the years 1999, 2000 and 2001.  Accordingly, we removed $1.0 million of provisions we had made in our tax liabilities related to the risk that tax authorities would reject certain positions we had taken in the preparation of these returns.

Accounts Receivable.  We review our accounts receivable balances on a regular basis to determine their collectability.  An allowance for doubtful accounts is recorded based on management’s estimate of those accounts which may become uncollectible.

Inventory.  We review our inventory on a regular basis with the objective of assessing its net realizable value.  We adjust the carrying value of inventory according to our estimates of the net realizable value of individual inventory components relative to their purchase or carrying value.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” revised December 2003 (“FIN 46(R)”).  FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entities residual returns, or both.  The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities acquired on or before January 31, 2003.  For variable interest entities acquired after January 31, 2003, Companies may continue to apply the provisions of FIN 46 or apply FIN 46(R) beginning December 31, 2003.  Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003.  The adoption of FIN 46(R) is not expected to have an impact on our financial position or results of operations.

In April 2003, the FASB issued Statement on Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The adoption of FAS 149 did not have a material impact on our consolidated balance sheet or results of operations.

In May 2003, the FASB issued Statement on Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us during the second quarter of 2003.  The adoption of FAS 150 did not have a material impact on our consolidated balance sheet or results of operations.

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004.  The adoption of SFAS No. 132(R) did not impact our financial position or results of operations.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At the end of 2003, cash and cash equivalents totaled $68.9 million, a decrease of $3.2 million from 2002.  Despite our net loss in 2003, we generated $5.3 million of cash from operations.  This represents a decrease of $3.6 million from the $8.9 million generated in 2002.  This decrease is primarily due to increases in working capital requirements in the fourth quarter of 2003 resulting from the strong increase in revenues during that quarter.

Cash used in investing activities in 2003 was $5.7 million, net of the return of a $3.9 million escrow deposit related to the iLogistix acquisition that was subsequently terminated.  (See Item 3 of this Form 10-K.)  Capital expenditures in 2003 totaled $9.6 million, an increase of $6.6 million from 2002, and consisted primarily of upgrades to our customer contact center systems and an increase in DVD replication capacity.

Net cash used in financing activities in 2003 was $5.5 million, an increase from the $2.2 million of cash used by these activities in 2002.  In the fourth quarter of 2002, our Board of Directors approved a Stock Buy-back Program to expend up to $10.0 million to repurchase Zomax’ common stock in the open market.  We repurchased 761,900 shares in 2003 for a total cost of $2.6 million, bringing our total repurchases under this program to 880,200 shares for a total cost of $3.1 million.  The timing and extent of future repurchases will vary based on market conditions as well as regulatory limitations imposed on such programs.  In 2003, we also retired all of our long-term debt obligations for a total of $3.8 million.

Changes in foreign currency exchange rates had a $2.7 million positive impact on reported cash balances in 2003 due to the increase during the year in the value of the Euro and Canadian dollar, the functional currencies of our Ireland and Canadian operations, relative to the U.S. dollar.

Working Capital and Liquidity.  Working capital totaled $88.6 million and $90.0 million at the end of 2003 and 2002, respectively.  Our primary source of working capital continues to be cash and cash equivalent balances as described above.  In addition to our working capital balances, we also have available-for-sale securities which had a value at the end of 2003 of $11.6 million, up from $7.0 million at the end of 2002, representing our investment in Intraware (see Note 3 to the consolidated financial statements).  As of the end of 2003, these securities were fully registered.

At the end of 2003, we had no outstanding debt.  At the end of 2002 and 2001, our total outstanding debt was $3.7 million and $6.7 million, respectively.  In 2003 we cancelled our revolving line of credit facility which had available borrowings up to $25.0 million.  There were no borrowings outstanding under this credit facility during 2003, 2002 or 2001.

Our future liquidity needs will depend on, among other factors, the timing of capital expenditures, expenditures in connection with possible acquisitions, changes in customer order volume and the timing and collection of receivables. We believe that existing cash and investment balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations:  Payments due under known contractual obligations as of the end of 2003 are as follows (in millions):

	Less than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years	Total
Operating lease obligations	$4.9	$7.6	$4.3	$20.1	$36.9
Strategic Alliance agreement	1.0	2.8	3.6	6.3	13.7
Total	$5.9	$10.4	$7.9	$26.4	$50.6

As described in Note 3 to the consolidated financial statements, we have entered into a strategic alliance agreement with Intraware, a provider of electronic software download services.  This agreement has a ten year term that may be cancelled earlier at our option upon 30 days notice.  We also incur other contractual obligations in the ordinary course of business related primarily to the purchase of goods and services such as inventory, supplies and capital equipment.  These obligations are generally cancelable up until the time we receive the related goods or services.

Market Risk

Foreign Currency.  A portion of our operations are located in Ireland and Canada.  A majority of the revenue from our Canadian operations, and a portion of the related costs, are denominated in US dollars.  As a result, we have limited exposure to the Canadian currency.  The majority of revenues and related costs in our Ireland operations are denominated in Euros.  Foreign currency transaction gains and losses are reflected in our financial statements and historically have not been material to our results of operations or financial condition.  However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future which may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, sales of our products and services may be directly impacted by the value of the U.S. dollar relative to other currencies.

Inflation

Historically, inflation has not had a material impact on our operations.  The cost of labor and raw material, particularly the cost of petroleum, which affects the cost of polycarbonate used in the manufacture of optical discs, can influence the cost of our products and services.  There can be no assurance that we will be able to pass on any increased material or labor costs to our customers in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” under Item 7 above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

To the Board of Directors and Shareholders of Zomax Incorporated

We have audited the accompanying consolidated balance sheets of Zomax Incorporated and Subsidiaries (the Company) as of December 26, 2003 and December 27, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 28, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 25, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Zomax Incorporated and Subsidiaries as of December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 11, 2004

Notice: The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”). This report relates to prior years’ financial statements and has not been reissued by Andersen.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Zomax Incorporated:

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

/s/ Arthur Andersen LLP
Minneapolis, Minnesota,
January 25, 2002

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	2003	2002	2001

Revenue	$197,670	$185,500	$216,797

Cost of revenue	160,263	152,688	166,688

Gross profit	37,407	32,812	50,109

Selling, general and administrative expenses	41,172	35,264	31,964

Impairment of goodwill	—	—	923

Operating income (loss)	(3,765)	(2,452)	17,222

Other income (expense):
Interest expense	(145)	(228)	(577)
Interest income	864	1,423	2,651
Equity in losses of unconsolidated entity	—	—	(631)
Impairment of investment in unconsolidated entity	—	—	(4,400)
Other, net	(462)	5	(11)
Income (loss) before income taxes	(3,508)	(1,252)	14,254

Income tax expense (benefit)	(2,953)	(573)	5,221

Net earnings (loss)	$(555)	$(679)	$9,033

Earnings (loss) per share:
Basic	$(0.02)	$(0.02)	$0.28
Diluted	$(0.02)	$(0.02)	$0.27

Weighted average common shares outstanding:
Basic	32,621	33,050	32,364
Dilutive effect of stock options and warrants	—	—	788
Diluted	32,621	33,050	33,152

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$68,899	$72,146
Accounts receivable, net of allowance of $1,362 in 2003 and $1,937 in 2002	39,403	32,785
Inventories	12,757	9,712
Deferred income taxes	2,685	2,555
Other current assets	7,384	8,025

Total current assets	131,128	125,223

Property and equipment, net	38,859	34,947

Available-for-sale securities	11,646	7,013

	$181,633	$167,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,524	$14,333
Accrued expenses and other current liabilities	22,028	17,422
Current portion of notes payable	—	2,989
Income taxes payable	—	519

Total current liabilities	42,552	35,263

Long-term notes payable, net of current portion	—	747

Deferred income taxes	1,315	624

Total liabilities	43,867	36,634

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,589 and 33,028 shares issued and outstanding in 2003 and 2002, respectively	62,469	64,071
Retained earnings	65,892	66,447
Accumulated other comprehensive income	9,405	31

Total shareholders’ equity	137,766	130,549
	$181,633	$167,183

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

	Common stock
	Shares	Amount
Balance, December 29, 2000	31,737	$58,456	$58,093	$(4,454)	$112,095

Net earnings	—	—	9,033	—	9,033
Translation adjustments	—	—	—	(1,462)	(1,462)
Common stock issued under employee stock purchase plan	339	1,311	—	—	1,311
Common stock issued upon exercise of stock options and warrants	757	2,756	—	—	2,756
Tax benefit realized from exercise of stock options	—	430	—	—	430
Stock compensation expense	—	261	—	—	261

Balance, December 28, 2001	32,833	63,214	67,126	(5,916)	124,424

Net loss	—	—	(679)	—	(679)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	1,275	1,275
Translation adjustments	—	—	—	4,672	4,672
Common stock issued under employee stock purchase plan	188	873	—	—	873
Common stock issued uponexercise of stock options	125	322	—	—	322
Tax benefit realized from exercise of stock options	—	158	—	—	158
Common stock repurchases	(118)	(464)	—	—	(464)
Stock compensation expense	—	(32)	—	—	(32)

Balance, December 27, 2002	33,028	64,071	66,447	31	130,549

Net loss	—	—	(555)	—	(555)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	2,819	2,819
Translation adjustments	—	—	—	6,555	6,555
Common stock issued under employee stock purchase plan	184	533	—	—	533
Common stock issued upon exercise of stock options	139	348	—	—	348
Tax benefit realized from exercise of stock options	—	104	—	—	104
Common stock repurchases	(762)	(2,587)	—	—	(2,587)

Balance, December 26, 2003	32,589	$62,469	$65,892	$9,405	$137,766

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	2003	2002	2001
Operating activities:
Net earnings (loss)	$(555)	$(679)	$9,033
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,391	8,349	10,443
Stock compensation expense (benefit)	—	(32)	261
Loss on disposal or writedown of property and equipment	347	1,352	—
Writedown of goodwill	—	—	923
Equity in losses of unconsolidated entity	—	—	631
Impairment of investment in unconsolidated entity	—	—	4,400
Deferred income taxes	1,409	(473)	(2,352)
Unrealized foreign currency losses (gains)	(32)	—	11
Changes in operating assets and liabilities:
Accounts receivable	(4,840)	(1,423)	1,265
Inventories	(2,568)	1,651	2,739
Other current assets	1,368	(96)	(290)
Accounts payable	5,328	869	(8,642)
Accrued expenses and other current liabilities	2,007	3,120	(2,261)
Income taxes	(5,595)	(3,758)	905
Net cash provided by operating activities	5,260	8,880	17,066

Investing activities:
Purchases of property and equipment	(9,589)	(2,950)	(4,934)
Investment in Intraware	—	(5,019)	—
Escrow deposit on terminated acquisition	3,902	(3,902)	—
Change in other assets	—	—	(15)
Net cash used in investing activities	(5,687)	(11,871)	(4,949)

Financing activities:
Repayment of notes payable	(3,781)	(2,973)	(3,778)
Repurchase of common stock	(2,587)	(464)	—
Issuance of common stock, net	881	1,195	4,067
Net cash provided by (used in) financing activities	(5,487)	(2,242)	289

Effect of exchange rate changes on cash and cash equivalents	2,667	2,380	(984)

Net increase (decrease) in cash and cash equivalents	(3,247)	(2,853)	11,422

Cash and cash equivalents, beginning of year	72,146	74,999	63,577
Cash and cash equivalents, end of year	$68,899	$72,146	$74,999

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year-End.  Our fiscal year ends on the last Friday of the calendar year. The fiscal years ended December 26, 2003, December 27, 2002, and December 28, 2001 are referred to as 2003, 2002, and 2001, respectively, in the consolidated financial statements and notes thereto.

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

Revenue Recognition.  We record revenue at the time product is shipped or as services are rendered.  For certain customers, product is invoiced upon completion, with shipment occurring based on written customer instructions.  In these cases, the customer accepts title to the goods as of the date of the invoice and revenue is recognized.  In each case of these “bill and hold” sales, we ensure that the transaction complies with the conditions and considerations contained in Staff Accounting Bulletin No. 101 and Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

In 2003, 2002 and 2001, one customer accounted for 22%, 20% and 35%, respectively, of our consolidated revenue, and in 2003, a second customer accounted for 10% of our consolidated revenue.

Cost of Revenue.  We include direct labor, direct materials, royalties and production overhead, which includes shipping costs, in cost of revenue on the consolidated statements of operations.

Royalties.  We have license agreements with several companies for the use of certain CD and DVD manufacturing technology we use in our business.  We do not necessarily have agreements with every patent holder that may assert or has asserted a claim to royalties.  The cost of these royalties is accrued based on units sold and charged to cost of revenue.  Our royalty costs are based upon the terms of our royalty agreements as well as our assessment of the applicability of any other known or potential royalties.  In the fourth quarter of 2003, we completed negotiations with one of the major patent holders resulting in the signing of a revised royalty agreement that retroactively reduced the royalties payable to this patent holder.  These negotiations, which had been previously disclosed in our 2002 Form 10-K, began in 2002.  While we were hopeful from the start of our negotiations that we would achieve a retroactive application of the reduced royalty rates, this was not guaranteed and, in our judgment, it was not appropriate to recognize the benefit of the potentially reduced rates until the completion of a final agreement.  Upon signing the new agreement in the fourth quarter of 2003, we recorded a benefit to cost of revenue totaling $4.8 million related to these reduced rates as well as smaller adjustments to the rates at which we accrue other known or potential royalties.  This total benefit reflected a reduction of unpaid royalties of $2.1 million accrued in the first three quarters of 2003 and $2.7 million accrued in 2002.

Income Taxes.  We file a consolidated federal income tax return and separate state and foreign returns. Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on the expected income tax rates for the year in which these temporary differences are expected to reverse. Foreign net operating loss carryforwards may be carried forward indefinitely.

The preparation of our income tax returns requires the interpretation of the associated tax laws.  Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods.  Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities.  In 2003, Canadian tax authorities completed an audit of our Canadian tax returns for the years 1999, 2000 and 2001.  Accordingly, we removed $1.0 million of provisions we had made in our tax liabilities related to the risk that tax authorities would reject certain positions we had taken in the preparation of these returns.

Earnings (Loss) Per Share.  Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued. In years in which we experience a net loss, basic EPS and diluted EPS will be the same, as the potential shares issued related to stock options are anti-dilutive.  Potential common shares of 3,323,000 in 2003, 3,674,000 in 2002 and 671,000 in 2001, related to outstanding stock options were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

Cash and Cash Equivalents.  Cash and cash equivalents consist primarily of highly liquid short-term investments with original maturities of 90 days or less and are recorded at cost, which approximates market value.

Accounts Receivable.  We review our accounts receivable balances on a regular basis to determine their collectability.  An allowance for doubtful accounts is recorded based on management’s estimate of those accounts which may become uncollectible.

Inventories.  Inventories, consisting of material, labor and overhead, are stated at the lower of first-in, first-out cost or market.  We review our inventory on a regular basis with the objective of assessing its net realizable value.  We adjust the carrying value of inventory according to our estimates of the net realizable value of individual inventory components relative to their purchase or carrying value.

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over estimated useful lives of three to thirty years, or in the case of leasehold improvements, the term of the lease, if shorter.  Both straight-line and accelerated depreciation methods of depreciation are used for income tax purposes.  Depreciation expense totaled approximately $8,391,000 in 2003, $8,349,000 in 2002, and $10,363,000 in 2001.

Warranty.  We generally warrant to all customers that the products we make for them will be free from defects in materials and workmanship.  If it is determined that the products sold are defective, we typically repair or replace such products.  The cost of these repairs or replacements has not had a material effect on our financial condition, results of operations or cash flows.

Fair Value of Financial Instruments.  The financial instruments with which we are involved are primarily of a traditional nature.  For most instruments, including cash, receivables, accounts payable, accrued expenses and short-term debt, we believe that the carrying amounts approximate fair value because of their short-term nature. The carrying value of long-term debt approximated fair value as of December 27, 2002 based on current rates available to us at that time.

Long-Lived Assets.  Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If any such impairment exists, the related assets would be written down to fair value.

As a result of a slowdown in our Returns Management and Authorization (RMA) processing business in the second half of 2001, we analyzed projected undiscounted cash flows and determined that goodwill associated with the 1997 purchase of Trotter Technologies, Inc. was impaired. Accordingly, we charged to earnings the entire amount of unamortized goodwill of approximately $923,000 in 2001.  Excluding the write-off in 2001, amortization expense totaled $80,000 in 2001.

Stock Based Compensation.  We have a 1996 Stock Option Plan (the 1996 Plan), nonqualified options issued outside of the 1996 Plan, and an Employee Stock Purchase Plan.  We account for our stock stock-based compensation arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our options are granted at the fair market value on the date of grant, no related compensation expense is recognized.

Had the compensation cost of option grants been determined by applying the fair value recognition provisions as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, our net earnings (loss) and our earnings (loss) per share (EPS), on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	2003	2002	2001
Net earnings (loss):
As reported	$(555)	$(679)	$9,033
Stock-based compensation, net of tax	(1,151)	(2,266)	(2,840)
Pro forma	$(1,706)	$(2,945)	$6,193

Basic EPS:
As reported	$(0.02)	$(0.02)	$0.28
Pro forma	$(0.05)	$(0.09)	$0.19

Diluted EPS:
As reported	$(0.02)	$(0.02)	$0.27
Pro forma	$(0.05)	$(0.09)	$0.19

In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	2003	2002	2001
Risk-free interest rate	3.22%	2.75%	5.05%
Expected life of options granted, in years	6.2	6.6	7.0
Expected volatility of options granted	90.33%	91.97%	94.56%
Weighted average fair value of options granted	$2.78	$3.82	$5.44

Foreign Currency Translation.  We translate assets and liabilities of our foreign subsidiaries to their U.S. dollar equivalents at exchange rates in effect at the balance sheet date and record related translation adjustments as a component of shareholders’ equity in the consolidated balance sheets.  Statements of operations of our foreign subsidiaries are translated from their functional currencies to U.S. dollar equivalents at average exchange rates during the period and we record the related translation adjustment to a component of shareholders’ equity.  Foreign exchange transaction gains and losses are reported in other income and expense on the consolidated statements of operations.

Recently Issued Accounting Pronouncements.  In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” revised December 2003 (“FIN 46(R)”).  FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entities residual returns, or both.  The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities acquired on or before January 31, 2003.  For variable interest entities acquired after January 31, 2003, Companies may continue to apply the provisions of FIN 46 or apply FIN 46(R) beginning December 31, 2003.  Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003.  The adoption of FIN 46(R) is not expected to have an impact on our financial position or results of operations.

In April 2003, the FASB issued Statement on Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The adoption of FAS 149 did not have a material impact on our consolidated balance sheet or results of operations.

In May 2003, the FASB issued Statement on Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective for us during the second quarter of 2003.  The adoption of FAS 150 did not have a material impact on our consolidated balance sheet or results of operations.

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004.  The adoption of SFAS No. 132(R) did not impact our financial position or results of operations.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheet Information (in thousands):

	2003	2002
Inventories:
Raw materials	$7,011	$6,910
Work in process	2,425	1,318
Finished goods	3,321	1,484
	$12,757	$9,712
Property and equipment, net:
Manufacturing equipment	$69,638	$61,494
Office equipment	8,141	6,187
Land, building and leasehold improvements	9,008	7,379
	86,787	75,060
Less: Accumulated depreciation and amortization	(47,928)	(40,113)
	$38,859	$34,947
Accrued expense and other current liabilitiess:
Compensation and benefits	$6,336	$6,569
Royalties	10,255	10,508
Other	5,437	345
	$22,028	$17,422

Supplemental Cash Flow Information (in thousands):

	2003	2002	2001
Cash paid for:
Interest	$151	$245	$585
Income taxes	1,045	1,235	6,205
Non-cash transactions:
Unrealized gain on available-for-sale securities, net of deferred taxes of $1,815 in 2003 and $719 in 2002	2,819	1,275	—

NOTE 3.  ACQUISITIONS AND STRATEGIC ALLIANCES

Strategic Alliance Agreement.  On August 12, 2002, we announced the signing of a Strategic Alliance Agreement with Intraware, Inc., a leading provider of global electronic software delivery (ESD) services.  Under this agreement, as amended, we have an exclusive right to market and resell Intraware’s ESD services in the supply chain outsourcing market.  Revenues earned under this agreement in 2003 and 2002 have not been significant.  The agreement has an initial term of ten years and may be cancelled earlier at our option upon 30 days notice.  Minimum fees payable under the agreement, assuming the full ten-year term and certain other conditions, are $14,600,000.  We expensed $656,000 and $194,000 under this agreement in 2003 and 2002, respectively.

In addition to the strategic alliance agreement, we invested $5,000,000 in a private placement of Intraware common stock at $0.82 per share, representing approximately 12% of the outstanding shares of Intraware.  The common stock was issued in a private placement without registration under the Securities Act of 1933.  In 2003, Intraware filed a registration statement with the Securities Exchange Commission (SEC) to register the resale of the common stock issued to us.  We have classified this investment as an available-for-sale security, and accordingly, unrealized holding gains and losses are excluded from earnings and reported as a component of other comprehensive income.  The market value of this investment was $11,646,000, and $7,013,000 as of the end of 2003 and 2002, respectively.

Investment in Unconsolidated Entity.  On October 2, 1998, we acquired 4,310,345 shares of the common stock of Microgistix (formerly Chumbo Holdings Corporation), a private company, in exchange for cash and warrants for total consideration of $5,000,000.  In December 2001, based on Microgistix’ historical operating results and cash flow requirements, we determined that we could not justify any carrying amount of this investment, and accordingly, wrote off the remaining value of $4,400,000.

Our sales to Microgistix were $2,305,000 in 2003, $3,863,000 in 2002, and $4,877,000 in 2001.  Microgistix accounts receivable balances as of the end of the year were $345,000 in 2003, $773,000 in 2002, and $1,140,000 in 2001.

NOTE 4.  CREDIT FACILITIES AND LONG-TERM NOTES PAYABLE

At the end of 2002, we had a $15,000,000 term loan facility and a $25,000,000 revolving line-of-credit facility.  The amount outstanding on the term loan facility as of this time was $3,736,000 and there were no amounts outstanding under the revolving line of credit facility.  In 2003, we paid all amounts due under the term loan facility and cancelled the revolving line of credit facility.

NOTE 5.  SHAREHOLDERS’ EQUITY

Stock Repurchase Plans.  In October 2002, our Board of Directors authorized a stock repurchase plan that allows us to repurchase up to $10,000,000 of our common stock.  In 2003, we repurchased a total of 761,900 shares for a total cost of $2,587,000, and in 2002, we repurchased a total of 118,300 shares at a cost of $464,000.

Warrants.  In October 2001, 400,000 outstanding warrants were exercised at $5.00 per share.

NOTE 6.  COMPREHENSIVE INCOME

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	2003	2002	2001
Net earnings (loss)	$(555)	$(679)	$9,033
Unrealized holding gain on available-for-sale securities, net of tax	2,819	1,275	—
Translation adjustments	6,555	4,672	(1,462)
Comprehensive income	$8,819	$5,268	$7,571

NOTE 7.  STOCK PLANS

Employee Stock Purchase Plan.  We have an employee stock purchase plan which enables our employees to contribute up to 10 percent of their compensation toward the purchase of the Company’s common stock at a price equal to the lower of 85 percent of fair market value as of the beginning or end of each plan period.  A total of 2,219,292 shares have been reserved for issuance under this plan.  This amount is increased on January 1st of each year in accordance with the plan by an amount equal to the number of shares issued in the previous two plan periods.  Shares issued under the plan totaled approximately 184,000 in 2003, 188,000 in 2002, and 339,000 in 2001.

Stock Option Plan.  We have a 1996 Stock Option Plan (the “Plan”) that provides for the granting of stock options to employees, officers, directors and independent consultants at exercise prices not less than 100 percent of the fair market value of the Company’s common stock on the date of grant.  The authorized number of shares reserved for issuance under the Plan total 6,400,000, of which 454,280 remained available for grant at the end of 2003.  These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire 10 years after the grant date.

We have also issued nonqualified stock options outside of the Plan for the purchase of 1,620,650 shares of common stock, of which options to purchase 1,125,650 shares were outstanding as of December 26, 2003.  These options were issued at the fair market value of the Company’s stock on the date of grant and vest over a four- to five-year schedule.  Included in these grants are 693,000 option shares granted in 2001 to certain of our officers.  These options were granted prior to shareholder approval and therefore were subject to variable plan accounting pursuant to FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).”  We are required to recognize compensation expense equal to the amount by which the quoted market value of our stock exceeds the exercise price of the option, prorated for the length of time the grants have been outstanding.  The variable plan accounting ceased when the shareholders approved the granting of the options on April 24, 2002.  We recognized a compensation benefit related to these options of $32,000 in 2002 and compensation expense related to these options of $261,000 in 2001, which is reflected in selling, general and administrative expenses in the consolidated statements of operations.

Information regarding all stock option activity during the year is summarized as follows (shares in thousands):

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	3,674	$5.07	3,849	$7.07	2,268	$7.40
Granted	273	3.65	545	4.86	2,312	6.20
Exercised	(138)	2.52	(126)	2.56	(357)	2.12
Canceled	(486)	5.30	(594)	15.72	(374)	13.59
Options outstanding, end of year	3,323	$5.03	3,674	$5.07	3,849	$7.07

Options exercisable, end of year	1,463	$4.53	1,337	$4.14	926	$3.40

Information regarding all outstanding stock options as of December 26, 2003 is summarized as follows (shares in thousands):

		Options Outstanding			Options Exercisable
Range of Exercise Prices			Weighted Average Remaining	Weighted Average		Weighted Average
Low	High	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$1.13	$2.86	636	4.1	$2.13	636	$2.13
2.87	5.71	780	8.2	4.07	199	4.34
5.72	8.57	1,862	7.3	6.04	588	6.08
17.14	25.71	45	6.3	21.09	40	21.04
		3,323	6.9	$5.03	1,463	$4.53

NOTE 8.  INCOME TAXES

Details regarding the income tax expense (benefit) included in the consolidated statement of operations are as follows (in thousands):

	2003	2002	2001
Current:
Federal	$(3,628)	$(815)	$5,776
State	(578)	(142)	738
Foreign	(156)	876	1,059
	(4,362)	(81)	7,573
Deferred	1,409	(492)	(2,352)
Total income tax expense (benefit)	$(2,953)	$(573)	$5,221

Excluded from our provision for income taxes are tax benefits we realize from employee sales of stock issued under our stock option and employee stock purchase plans of $104,000 in 2003, $158,000 in 2002 and $430,000 in 2001.  These tax benefits are recorded directly to stockholders’ equity.  Our income tax benefit in 2003 includes a benefit of $1,010,000 related to a reduction in our tax accruals following the completion of a Canadian tax audit.  The provision for foreign income taxes is based upon foreign pretax income of approximately $3,812,000 in 2003, $2,104,000 in 2002, and $4,500,000 in 2001.

A reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	7.5	4.1	3.2
Reduction in tax accruals upon completion of tax audit	29.2	—	—
Effects of unconsolidated entity	—	—	(8.8)
Foreign tax effect	9.4	(7.8)	(1.8)
Valuation allowance	—	—	11.3
Tax deductible goodwill	4.6	12.8	—
Other	(.5)	2.7	(1.3)
Effective income tax rate	84.2%	45.8%	36.6%

The components of our deferred tax asset (liability) are as follows (in thousands):

	2003	2002
Current:
Accounts receivable reserves	$354	$565
Inventory valuation	1,477	967
Accrued liabilities	854	719
Other	—	304
Total current deferred tax asset	$2,685	$2,555
Long-term:
Depreciation and amortization	$(1,137)	$(906)
Unrealized gain on available-for-sale security	(2,479)	(780)
Foreign tax credit	1,294	844
Capital loss carryforward	1,538	1,610
Ireland net operating loss carry forward	1,784	1,625
Valuation allowance	(2,315)	(2,654)
Other	—	(363)
Total long-term deferred tax liability	$(1,315)	$(624)

We have not recorded deferred income taxes applicable to undistributed earnings of our non-U.S. subsidiaries as all such earnings are deemed to be indefinitely reinvested in those operations. If earnings of these non-U.S. subsidiaries were not indefinitely reinvested, a deferred liability would have been required, however, it is not practicable to determine the amount of such liability.

NOTE 9.  RELATED-PARTY TRANSACTIONS

Operating Lease.  We lease one of our manufacturing and office facilities from a partnership that is one-third owned by a significant shareholder and member of our Board of Directors.  We believe the terms of this lease are equivalent to those that would be paid in an arm’s-length transaction. Payments under this lease totaled $642,000 in 2003, $649,000 in 2002, and $649,000 in 2001.

Sales to Related Party.  One of our customers is owned by a significant shareholder and a member of our Board of Directors.  We believe our terms of sale with this customer are equivalent to those offered to all our customers for similar services and volume of business.  Sales to this customer were $234,000 in 2003, $241,000 in 2002 and $392,000 in 2001.  Amounts owed to us as of the end of the year were $109,000 in 2003, $48,000 in 2002 and $144,000 in 2001.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Operating Leases.  We are committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities.  Future minimum lease obligations as of December 26, 2003 are as follows (in thousands):

2004	$4,882
2005	4,272
2006	3,258
2007	2,368
2008	1,927
Thereafter	20,082
$36,889

Rent expense under all operating leases, exclusive of real estate taxes, insurance and maintenance expense was $6,104,000 in 2003, $5,649,000 in 2002, and $5,480,000 in 2001.

Ireland Employment Grants.  Our Ireland businesses have received employment grants from the Ireland Development Authority (IDA) totaling $3,454,000 during the period from 1995 through 2000.  We recognized these grants as income in previous years on a straight-line basis in selling, general and administrative expenses in the consolidated statements of operations.  These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years.  Termination of any number of these positions within a five-year period may, at the election of the IDA, result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created.  At December 26, 2003, our employment levels in Ireland were below the levels for which we had received grants.  However, the IDA has informed us that it does not intend to seek repayment of any grant monies at this time or in the foreseeable future, and accordingly, we have not provided for such repayment in our financial statements.  As of December 26, 2003, our estimate of the amount of grants for which repayment could be requested totaled $107,000.

401(k) Plan.  We have a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 60 days of service with the Company.  Our discretionary contributions totaled $245,000 in 2003, $245,000 in 2002, and $301,000 in 2001.

Terminated Acquisition.  In February 2002, we signed an Asset Purchase Agreement (“APA”) to purchase the assets of Software Logistics Corporation (“iLogistix”).  The purchase was subject to significant closing conditions and required us to deposit $3.9 million in an escrow account.  In March 2002, we terminated the APA because certain of the closing conditions were not satisfied by the dates required.  In response, iLogistix filed a lawsuit for specific performance under the APA.  In July 2002, iLogistix sold substantially all of its assets to another buyer for an amount in excess of the amount we offered in the APA.  In March 2003, a settlement was reached with iLogistix whereby the $3.9 million deposit, plus accrued interest, was returned to us and both parties dropped all other claims and actions arising out of the APA.

Customer Claim of Unauthorized Production of Software.  During the second quarter of 2003, one of our major customers alleged that Zomax Ireland, a subsidiary we acquired from Kao Corporation in January 1999, was responsible for unauthorized production of the customer’s software.  Our customer claimed that because of these alleged unauthorized activities it had suffered significant damages representing lost profits on displaced product sales.  We vigorously denied all claims.  In the fourth quarter of 2003, we and our customer reached a final accommodation related to these claims.  While we continue to deny these claims, in order to avoid potentially lengthy and expensive litigation, we agreed to make a one-time payment to our customer of $3,000,000.  As a part of the settlement agreement, neither party admitted any liability and both parties obtained mutual releases related to the claims.

“Wells Notice” and Shareholder Lawsuit.  In October 2002, we announced that the Securities and Exchange Commission (SEC) was conducting a preliminary investigation into the trading of Zomax securities by insiders.  In December 2003, we received a “Wells Notice” from the staff of the Chicago Regional office of the SEC indicating their intention to recommend that a civil enforcement action be commenced against the Company and certain of its current and former officers.  The notice alleges violations regarding false and misleading forward-looking statements made to the public and in a quarterly report in the year 2000.  The staff also indicated its intention to recommend a civil enforcement action be commenced against certain current and former officers regarding alleged insider trading violations during the same period.  The Company and the current and former officers believe they have complied with all applicable rules and regulations.

On March 9, 2004 a lawsuit was filed against the Company and certain of its former officers.  The complaint alleges securities law violations regarding false and misleading statements made to the public and the failure to disclose material events between June 6, 2000 and September 21, 2000.  The complaint was filed in the United States District Court, District of Minnesota by an individual purporting to represent a class of purchasers of Zomax stock.  The lawsuit seeks unspecified damages.  We believe this lawsuit is without merit and intend to defend this action vigorously.

We do not believe that the amount of any potential liability associated with these matters can be estimated at this time, but an unfavorable resolution of these matters is possible and could have a material adverse effect on our results of operations, financial condition or cash flows.

We are involved in certain other claims arising in the normal course of business.  In our opinion, the final resolution of these claims should not have a material adverse effect on our financial position, cash flow or results from operations.

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly data is as follows (in thousands, except per share data):

	Quarter Ended
	March	June	September	December
2003:
Revenue	$47,228	$43,997	$44,535	$61,910
Gross profit	6,698	6,331	6,390	17,988
Operating income (loss)	(2,635)	(2,549)	(4,645)	6,064
Net earings (loss)	(1,725)	(1,510)	(2,534)	5,214
Basic earnings (loss) per share	(0.05)	(0.05)	(0.08)	0.16
Diluted earnings (loss) per share	(0.05)	(0.05)	(0.08)	0.16

	Quarter Ended
	March	June	September	December
2002:
Revenue	$45,985	$45,360	$43,719	$50,436
Gross profit	8,944	8,479	7,930	7,459
Operating income (loss)	(1,507)	1,109	(1,033)	(1,021)
Net income (loss)	(785)	855	(474)	(275)
Basic earnings (loss) per share	(0.02)	0.03	(0.01)	(0.01)
Diluted earnings (loss) per share	(0.02)	0.03	(0.01)	(0.01)

In the fourth quarter of 2003, we signed a revised royalty agreement which retroactively reduced the rates at which royalties are payable under the agreement.  The signing of this contract resulted in a $4,776,000 non-cash benefit related to unpaid royalties accrued and charged to cost of revenue in 2002 and the first three quarters of 2003.  See “Royalties” in Note 1 to consolidated financial statements.

Non-cash charges recorded in the fourth quarter of 2002 include a $1,352,000 pretax write-down of our existing call center systems as a result of the replacement of those systems starting during that quarter, and $700,000 of royalty costs related to the third quarter resulting from an adjustment in the fourth quarter, retroactive to July 1, 2002, of the rate used to accrue royalties under our license agreement with Philips Corporation.

NOTE 12.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our identifiable assets, operating income (loss) and revenues for 2003, 2002 and 2001 are summarized as follows (in thousands):

	2003	2002	2001
Revenue:
United States	$176,510	$165,264	$176,279
Ireland	35,938	29,926	44,451
Canada	31,203	26,813	20,663
Intergeographic revenue	(45,981)	(36,503)	(24,596)
	$197,670	$185,500	$216,797
Operating income (loss):
United States	$9,669	$8,931	$20,591
Ireland	1,683	(381)	1,720
Canada	2,888	3,427	3,512
Corporate and eliminations	(18,005)	(14,429)	(8,601)
	$(3,765)	$(2,452)	$17,222
Assets:
United States	$52,506	$49,390	$51,008
Ireland	31,858	25,174	35,732
Canada	25,257	17,519	15,713
Total identifiable assets	109,621	92,083	102,453
Corporate assets and eliminations	72,012	75,100	61,053
	$181,633	$167,183	$163,506
Capital expenditures:
United States	$3,716	$2,611	$1,315
Ireland	1,409	79	3,330
Canada	4,464	260	289
	$9,589	$2,950	$4,934
Depreciation and amortization:
United States	$5,897	$5,936	$7,407
Ireland	855	1,168	1,806
Canada	1,639	1,245	1,230
	$8,391	$8,349	$10,443

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

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no significant change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled “Corporate Governance,” “Election of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act,” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.  Such information is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct (the “Code”), which is available free of charge through our website at www.zomax.com and is available in print to any shareholder who sends a request for a paper copy to Zomax Incorporated, Attn. Investor Relations, at the address listed on the front cover of this report.  The Code applies to our principal executive officer, principal financial officer, principal accounting officer and corporate controller.  Zomax intends to include on its website any amendment to, or waiver from, a provision of the Code that for any of these individuals that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in the section entitled “Executive Compensation” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.  Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED SHAREHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the section entitled “Principal Shareholders and Management Shareholdings” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.  Such information is incorporated herein by reference.

The following table summarizes our equity compensation plan information as of December 26, 2003.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	2,890,370	$5.11	1,575,384
Equity compensation plans not approved by security holders (2)	432,650	4.49	N/A
Total	3,323,020	$5.03	1,575,384

(1)          Plan category includes our 1996 Stock Option Plan (the “1996 Plan”), stock options granted outside of the 1996 Plan that have subsequently been approved by shareholders, and our 1996 Employee Stock Purchase Plan.

(2)          Plan category includes stock options that have been granted to employees outside of our 1996 Plan due to an insufficient number of shares available under the 1996 Plan.  The agreements with respect to these options are substantially the same as agreements with respect to options under the 1996 Plan and generally provide for a ten-year term with vesting over a period of four to five years.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the section entitled “Certain Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.  Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Principal Accountant Fees and Services” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders.  Such information is incorporated by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          List of Financial Statements, Financial Statement Schedules and Exhibits

(1)          Financial Statements.  The following consolidated financial statements of the Company are filed with this report and can be found at Item 8 of this Form 10-K:

Report of current Independent Auditors dated March 11, 2004

Report of former Independent Public Accountants dated January 25, 2002

Consolidated Statements of Operations for Years Ended December 26, 2003, December 27, 2002, and December 28, 2001

Consolidated Balance Sheets as of December 26, 2003 and December 27, 2002

Consolidated Statements of Shareholders’ Equity for Years Ended December 26, 2003, December 27, 2002, and December 28, 2001

Consolidated Statements of Cash Flows for Years Ended December 26, 2003, December 27, 2002, and December 28, 2001

Notes to Consolidated Financial Statements

(2)          Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included as Exhibit 99.1 to this Form 10-K, as filed with the SEC.

(3)          Exhibits.  See “Exhibit Index” starting on page 37 of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

(b)         Reports on Form 8-K filed during the last quarter of the period covered by this report.

We filed a Form 8-K dated November 28, 2003 announcing the resignation of John Gelp, our previous Chief Financial Officer.

We filed a Form 8-K dated November 6, 2003 to announce the settlement of a customer claim and to furnish our third quarter 2003 financial results.

(c)          See Item 15(a)(3) above.

(d)         See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	ZOMAX INCORPORATED

	By	/s/ Anthony Angelini
Anthony Angelini
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Each person whose signature appears below constitutes and appoints Anthony Angelini and Robert J. Rueckl as the undersigned’s true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/ James T. Anderson	Chairman of the Board	March 12, 2004
James T. Anderson

/s/ Anthony Angelini	President, Chief Executive Officer and Director	March 12, 2004
Anthony Angelini	(principal executive officer)

/s/ Robert J. Rueckl	Chief Financial Officer and Secretary	March 12, 2004
Robert J. Rueckl	(principal financial and accounting officer)

/s/ Phillip T. Levin	Director	March 12, 2004
Phillip T. Levin

/s/ Robert Ezrilov	Director	March 12, 2004
Robert Ezrilov

/s/ Howard P. Liszt	Director	March 12, 2004
Howard P. Liszt

/s/ Janice Ozzello Wilcox	Director	March 12, 2004
Janice Ozzello Wilcox

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 26, 2003	0-28426

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended December 29, 2000)
3.2	Bylaws. (1)
4.1	Form of Stock Certificate. (1)
4.2	Articles of Incorporation (See Exhibit 3.1).
4.3	Bylaws (See Exhibit 3.2).
10.1

1996 Stock Option Plan, as amended through January 19, 2000, and Forms of Incentive and Nonqualified Stock Option Agreements (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1999).**

10.2*	1996 Employee Stock Purchase Plan, as amended February 20, 2002.**
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

10.13	Employment Agreement with Michael Miller effective September 16, 2002 (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 27, 2002).**
10.14

Form of Nonqualified Option Agreement for options granted outside of 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 27, 2002).**

10.15*	Separation Agreement dated January 1, 2004 with James T. Anderson.**

Exhibit Number	Description
21.1	Listing of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 27, 2002).
23.1*	Consent of Deloitte & Touche LLP
23.2*	Notice Regarding Consent of Arthur Andersen LLP
24*	Power of Attorney (included on signature page of this report)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1*	Schedule II – Valuation and Qualifying Accounts

*                 Filed herewith.

**          Management agreement or compensatory plan or arrangement.

(1)          Incorporated by reference to the corresponding exhibit numbers to Form S-1 Registration Statement, SEC File No. 333-2430.

(2)          Incorporated by reference to exhibits to current report on Form 8-K/A-1 dated January 7, 1999.