Form 10-Q
period 2004-03-26
ZOMAX INC /MN/
filed 2004-05-05
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year quarter ended March 26, 2004

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

YES☒              NO☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2004 was 32,789,895 shares.

ZOMAX INCORPORATED

PART I.  FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March
	2004	2003

Revenue	$50,035	$47,228

Cost of revenue	42,696	40,530

Gross profit	7,339	6,698

Selling, general and administrative expenses	9,166	9,333

Operating loss	(1,827)	(2,635)

Other income (expense):
Interest expense	—	(28)
Interest income	178	285
Other, net	(19)	(318)

Loss before income taxes	(1,668)	(2,696)

Income tax benefit	(687)	(971)

Net loss	$(981)	$(1,725)

Loss per share:
Basic	$(0.03)	$(0.05)

Diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	32,716	32,898
Dilutive effect of stock options	—	—
Diluted	32,716	32,898

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 2004	December 2003
ASSETS

Current assets:
Cash and cash equivalents	$59,386	$68,899
Accounts receivable, net of allowance of $1,027 in 2004 and $1,362 in 2003	31,902	39,403
Inventories	11,287	12,757
Deferred income taxes	2,680	2,685
Other current assets	9,298	7,384

Total current assets	114,553	131,128

Property and equipment, net	36,690	38,859

Available-for-sale securities	10,915	11,646

	$162,158	$181,633

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,527	$20,524
Accrued expenses and other current liabilities	12,666	22,028

Total current liabilities	25,193	42,552

Deferred income taxes	1,049	1,315

Total liabilities	26,242	43,867

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,790 and 32,589 shares issued and outstanding in 2004 and 2003, respectively	62,917	62,469
Retained earnings	64,911	65,892
Accumulated other comprehensive income	8,088	9,405

Total shareholders’ equity	135,916	137,766

	$162,158	$181,633

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In thousands)

	Three Months Ended March
	2004	2003
Operating activities:
Net loss	$(981)	$(1,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,357	2,110
Other, net	262	95
Changes in operating assets and liabilities:
Accounts receivable	7,283	4,794
Inventories	1,413	1,190
Other current assets	(1,110)	(527)
Accounts payable	(7,903)	(2,544)
Accrued expenses and other current liabilities	(10,161)	(797)

Net cash provided (used) by operating activities	(8,840)	2,596

Investing activities:
Purchases of property and equipment	(615)	(1,917)

Net cash used by investing activities	(615)	(1,917)

Financing activities:
Repayments of notes payable	—	(750)
Repurchases of common stock	—	(2,587)
Issuance of common stock, net	448	471

Net cash provided (used) by financing activities	448	(2,866)

Effect of exchange rate changes on cash and cash equivalents	(506)	633

Net decrease in cash and cash equivalents	(9,513)	(1,554)

Cash and cash equivalents, beginning of period	68,899	72,146

Cash and cash equivalents, end of period	$59,386	$70,592

See notes to consolidated financial statements

ZOMAX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  GENERAL

Basis of Presentation.  The accompanying interim consolidated financial statements are unaudited; however, in the opinion of our management, all adjustments necessary for a fair presentation (consisting of only normal recurring adjustments) have been reflected in the interim periods presented.  Due principally to the seasonal nature of our business, results may not be indicative of results for a full year.  The accompanying consolidated financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K.

Fiscal Quarters.  Our fiscal quarters end on the last Friday of the calendar quarter.  References herein to the periods ended March 2004, December 2003 and March 2003 refer to the fiscal periods ended March 26, 2004, December 26, 2003 and March 28, 2003, respectively.

Recently Issued Accounting Pronouncements.  In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  We do not expect that the implementation of EITF 03-1 will have a material effect on our financial statements.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Inventories (in thousands):

	March 2004	December 2003
Inventories:
Raw materials	$5,299	$7,011
Work in process	2,406	2,425
Finished goods	3,582	3,321
	$11,287	$12,757

Supplemental Cash Flow Information (in thousands):

	Three Months Ended March
	2004	2003
Cash paid for:
Interest	$88	$71
Income taxes	297	289
Non-cash transactions:
Unrealized loss on available-for-sale securities, net of deferred taxes of $285 in 2004 and $109 in 2003	(446)	(194)

Comprehensive Income (Loss).  The table below presents comprehensive loss, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended March
	2004	2003

Net loss	$(981)	$(1,725)
Unrealized holding loss on available-for-sale securities, net of tax	(446)	(194)
Translation adjustments	(871)	1,417

Comprehensive loss	$(2,298)	$(502)

NOTE 3.  STOCK BASED COMPENSATION

We have a 1996 Stock Option Plan (the 1996 Plan) and an Employee Stock Purchase Plan.  Options granted under the 1996 Plan are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation expense of option grants been determined by applying the fair value recognition provisions as described in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, our net loss and loss per share, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	Three Months Ended March
	2004	2003
Net loss:
As reported	$(981)	$(1,725)

Pro forma	$(1,212)	$(2,223)

Basic Loss per Share:
As reported	$(0.03)	$(0.05)

Pro forma	$(0.04)	$(0.07)

Diluted Loss per Share::
As reported	$(0.03)	$(0.05)

Pro forma	$(0.04)	$(0.07)

NOTE 4.  STRATEGIC ALLIANCE AND AVAILABLE-FOR-SALE SECURITIES

On August 12, 2002, we announced the signing of a Strategic Alliance Agreement with Intraware, Inc., a leading provider of global electronic software delivery (ESD) services.  Under this agreement, as amended, we have an exclusive right to market and resell Intraware’s ESD services in the supply chain outsourcing market.  Revenues earned to date under this agreement have not been significant.  The agreement has an initial term of ten years and may be cancelled earlier at our option upon 30 days notice.  Minimum fees payable under the agreement, assuming the full ten-year term and certain other conditions, are $14,600,000.  We expensed $225,000 and $125,000 under this agreement in 2004 and 2003, respectively.  See Note 7 to consolidated financial statements for a discussion of a subsequent event related to this agreement.

In addition to the Strategic Alliance Agreement, we invested $5,000,000 in a private placement of Intraware common stock (NASDAQ Symbol: ITRA) at $0.82 per share, representing approximately 12% of the outstanding shares of Intraware.  The common stock was issued in a private placement without registration under the Securities Act of 1933.  In 2003, Intraware filed a registration statement with the Securities Exchange Commission to register the resale of the common stock issued to us.  We have classified this investment as an available-for-sale security, and accordingly, unrealized holding gains and losses are excluded from earnings and reported as a component of other comprehensive income.  The market value of this investment was $10,915,000 as of March 2004, and $11,646,000 as of December 2003.  See Note 7 to consolidated financial statements for a discussion of a subsequent event related to this investment.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

“Wells Notice” and Shareholder Lawsuit.  In October 2002, we announced that the Securities and Exchange Commission (SEC) was conducting a preliminary investigation into the trading of Zomax securities by insiders.  In December 2003, we received a “Wells Notice” from the staff of the Chicago Regional office of the SEC indicating their intention to recommend that a civil enforcement action be commenced against the Company and certain of its current and former officers.  The notice alleges violations regarding false and misleading forward-looking statements made to the public and in a quarterly report in the year 2000.  The staff also indicated its intention to recommend a civil enforcement action be commenced against certain former officers regarding alleged insider trading violations during the same period.  The Company and the current and former officers believe they have complied with all applicable rules and regulations.

On March 9, 2004 a lawsuit was filed against the Company and certain of its former officers.  The complaint alleges securities law violations regarding false and misleading statements made to the public and the failure to disclose material events between June 6, 2000 and September 21, 2000.  The complaint was filed in the United States District Court, District of Minnesota by an individual purporting to represent a class of purchasers of Zomax stock.  The lawsuit seeks unspecified damages.  We believe this lawsuit is barred by the statute of limitations and is without merit.  We intend to defend this action vigorously.

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

NOTE 6.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our sales, operating income (loss), capital expenditures and identifiable assets for 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended March
	2004	2003
Sales:
United States	$48,511	$40,820
Ireland	9,295	8,239
Canada	7,552	8,792
Intergeographic sales	(15,323)	(10,623)

	$50,035	$47,228
Operating income (loss):
United States	$208	$21
Ireland	372	240
Canada	551	909
Corporate and eliminations	(2,958)	(3,805)

	$(1,827)	$(2,635)
Capital expenditures:
United States	$336	$1,512
Ireland	281	375
Canada	(2)	30

	$615	$1,917
Depreciation:
United States	$1,484	$1,454
Ireland	306	331
Canada	567	325

	$2,357	$2,110

	March 2004	December 2003
Assets:
United States	$42,493	$52,506
Ireland	28,834	31,858
Canada	16,284	25,257

Total identifiable assets	87,611	109,621

Corporate assets	74,547	72,012

	$162,158	$181,633

NOTE 7.  SUBSEQUENT EVENT

On April 30, 2004 we announced the restructuring of our agreement with Intraware (see Note 4 to consolidated financial statements) whereby our Strategic Alliance Agreement was terminated and replaced with a Reseller Agreement under which we will continue to offer Intraware ESD services to our customers.  As a result of the restructured agreement, all minimum fees under the Strategic Alliance Agreement have been canceled.

In addition to the restructured agreement, we sold 1,300,000 shares of our Intraware shareholdings in a private placement which resulted in proceeds of  approximately $2,340,000 and a pre-tax gain of approximately $1,274,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Quarter-End

Our fiscal quarters end on the last Friday of the calendar quarter.  Unless otherwise indicated, references to 2004 and 2003 refer to the quarters ended March 26, 2004 and March 28, 2003, respectively.

Introduction and Overview

Our first quarter 2004 revenues of $50.0 million represents an increase of 5.9% over the same period in 2003.  Although we are encouraged by this growth, we remain cautious regarding revenue growth throughout the remainder of 2004.  As we discussed in our 2003 Form 10-K, it is unclear the degree to which our exceptionally strong fourth quarter 2003 revenues of $61.9 million will continue throughout 2004.

The majority of our revenues have historically been, and continue to be, driven by a relatively small number of large technology-focused customers in the personal computer hardware and software industries.  We are privileged to have long-standing relationships with our customers who are market leaders in their industries, but these customers demand continuous improvements in service, quality and price from their vendors.  Furthermore, media production over-capacity in our industry, particularly during seasonally slow periods, continues to result in fierce competition between vendors.  This combination of customer demands for continuous improvement and fierce competition continues to limit the ability of Zomax and other companies in our industry to maintain or regain pricing power.  Accordingly, while we have grown our revenues over the same period in 2003, we continue to experience pressure on our ability to improve our levels of profitability at comparable growth rates.

In addition to the challenges discussed above, our business faces a number of other risks and uncertainties, a more detail discussion of which can be found in Item 1 of our Form 10-K for the year ended December 26, 2003 under the caption “Risks and Uncertainties” and later in this section under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.”

While we recognize the many risks and challenges to growing our business and returning it to acceptable levels of profitability, we believe we are well-positioned to address such challenges.  Our core market — supply-chain outsourcing services — continues to show promising growth.  We believe we have strong relationships with our customers and that our knowledge of their businesses, our flexibility to meet their changing needs, our broad range of service capabilities and our financially strong balance sheet are important decision factors for these customers.  We also believe that our efforts over the past two years in broadening our customer base in both traditional and new markets should provide opportunities for growth.  While we believe we have many of the ingredients necessary to return growth and profitability to our business, doing so will require that we continue to increase our investments in the people, processes and technologies that are critical to delivering services to our customers and positioning our business for growth.  Some of these investments will provide added pressure on our profitability in the short term, but we believe they will deliver the benefits necessary to our long-term success.

General Factors Affecting Our Financial Results

Revenue.  We derive our revenues from a wide variety of supply chain services provided to our customers.  The number of CD and DVD media units that we replicate for our customers, changes in pricing, changes in the composition of the products and services we provide, and changes in the mix of customers we serve, are all factors that contribute to changes in our revenues from period to period.  Revenues are generally more favorably impacted when our mix of customers is weighted toward those who are using a broad range of our services.  Bundled pricing, changes in the content of the products we make for our customers and other dynamics make it difficult to precisely determine the impact each of these factors has on changes in our total revenue.

Gross Profit Percentage.  Our gross profit percentage during a period is dependent on a number of factors.  In addition to changes in pricing, the volume of business we experience in a given period also impacts our margins.  A large portion of the costs required to deliver our products and services are fixed in nature.  Increases in volume allow us to leverage these costs resulting in higher gross profit margins, while decreases in volume have the opposite effect.  Our relative mix of customers, as well as the related content of products or services we provide them, can also have a significant impact on gross profit margins.  For example, the relative mix of CD/DVD media, labor and print material in the products we produce for our customers can affect our overall gross profit percentage.  Although gross profit measured as a percentage of revenue may be lower, we believe providing incremental value-added services to our customers has an overall positive effect on gross margin as measured in dollars.  Additionally, our ability to utilize automated packaging equipment versus manual labor can have a favorable effect on gross profit.

Selling General and Administrative (SG&A) Expenses.  A substantial portion of our SG&A expenses are fixed in nature.  However, certain components such as incentive compensation, professional services, travel and other expenses can vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.  In addition to these factors, some of our SG&A expenses are incurred in countries outside the U.S. and changes in foreign currency rates can cause our SG&A expenses reported in U.S. dollars to fluctuate.

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	Three Months Ended March
	2004	2003
Percent of Revenue:
Revenue	100.0%	100.0%
Gross profit	14.7	14.2
Selling, general and administrative expenses	18.3	19.8
Operating loss	(3.7)	(5.6)
Income tax benefit	(1.4)	(2.1)
Net loss	(2.0)	(3.7)

Other Operating Statistics:
CD/DVD media units sold - % change 2003 to 2004	(6.5)%	—
Revenue - % change 2003 to 2004	5.9	—
SG&A expenses - % change 2003 to 2004	(1.8)	—
Effective tax rate	41.2	36.0%

Revenue

Our revenue increased on a quarterly basis from 2003 to 2004, growing 5.9%, from $47.2 million in the first quarter 2003, to $50.0 million in the first quarter of 2004. We experienced a 6.5% decrease in media unit volume from  2003 to 2004 due to a decrease in the number of low-priced, bulk CDs produced for one customer.  Bulk CDs represent media that we replicate and sell without providing additional services such as packaging or fulfillment.  This customer accounted for 38% of unit volume in the first quarter of 2003 and approximately 7% of unit volume in 2004, reflecting a focus on customers that require a broader range of our media production and other services.  This shift in customer mix resulted in a growth in revenue despite a decline in CD/DVD units sold.

Gross Profit

Our reported gross profit percentage improved from 14.2% in 2003, to 14.7% in 2004.  As discussed in detail in our 2003 Form 10-K, we signed a revised royalty agreement in the fourth quarter of 2003 which resulted in a retroactive reduction in the royalty rates payable under the agreement.  Had our first quarter 2003 gross profit margins reflected the portion of the retroactive royalty reduction applicable to that period, our 2003 gross profit margin would have been 15.8%.  Taking this into account, our gross profit margins would have decreased 1.1%, attributable to the effect of declining unit prices as well as increased fixed costs associated with investments made in 2003 related to increased DVD capacity and our contact center information systems.

Income Taxes

Our income tax benefit in 2004 represents 41.2% of our pretax loss, compared to 36.0% of our pretax loss in 2003.  Our 2004 effective tax rate reflects our current estimate of our expected effective tax rate for the full year, taking into consideration the tax laws and expected taxable income in the various tax jurisdictions in which we operate.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, evaluate them on an ongoing basis and make adjustments as necessary.  There can be no assurance that actual results will not differ from those estimates.

We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Our effective tax rate for interim reporting periods represents our best current estimate of our effective tax rate for the full year, which requires estimates of income or losses across each of the tax jurisdictions in which we operate.  These estimates may change throughout the year resulting in potentially significant changes to our overall effective tax rate due to the effect of differences in the tax rates in each jurisdiction.  In addition, the preparation of our income tax returns requires the interpretation of the associated tax laws.  Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods.  Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities.

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

Recently Issued Accounting Pronouncements

In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  We do not expect that the implementation of EITF 03-1 will have a material effect on our financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At March 2004, cash and cash equivalents totaled $59.4 million, a decrease of $9.5 million from December 2003.  The majority of this decrease reflects the payment of accrued royalties related to the signing of a revised royalty agreement with one of our major patent holders in the latter part of the fourth quarter of 2004.  Negotiation of this agreement began in 2002.  Royalties under the previous agreement continued to be accrued, with payment suspended pending the completion of a revised agreement.

Working Capital and Liquidity.  Working capital totaled $90.3 million and $88.6 million at March 2004 and December 2003, respectively.  Our primary source of working capital continues to be cash and cash equivalent balances as described above.  In addition to our working capital balances, we also hold available-for-sale securities which represent our investment in Intraware (see Note 4 to the consolidated financial statements).  These securities are fully registered and had a value at March 2004 of $10.9 million, down from $11.6 million at the end of 2003.

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

Outlook

Our ability to accurately predict revenue and earnings for a given time period is difficult and subject to management interpretation of the data available, and may not directly reflect forecasts produced internally within any individual report.  We have very limited visibility to our customer’s near- or long-term demand for our services, and changes by our customer in the content of the products we produce for them can significantly affect our levels of reported revenue and related profit margins.  In light of the foregoing, it is our present expectation that our second quarter 2004 results, excluding the effect of any sale of our Intraware shareholdings as discussed in Note 7 to the consolidated financial statements, will be comparable to those achieved in the second quarter of 2003.

Our industry continues to experience pricing pressures.  Some of our gains in revenue or market share have resulted in demands from our customers for continued cost savings.  While 2004 will benefit from the effect of reduced royalty rates, we expect customer pricing declines and upward pressure on commodity prices, specifically related to polycarbonate used in our media production, to put offsetting pressure on our gross profit margins.  We believe we must also make certain investments in our people, processes and technology infrastructure in 2004 to deliver the improvements in the levels of service our customers expect, and to achieve cost savings that may not materialize until later in the year or in 2005.   We also expect upward pressure on our 2004 SG&A expenses associated with the implementation costs of the requirements of Section 404 of the Sarbanes-Oxley Act and legal costs that may be required in defense of securities litigation claims.  Accordingly, our ability to achieve profitable results in 2004 will be challenging.  In light of this challenge, we will continue to pursue investments, internally or through acquisition, in additional service offerings , customer markets or geographies that will provide us with opportunities for profitable growth.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: our expectation that our second quarter 2004 results, excluding the effect of any sale of our Intraware shareholdings, will be comparable to the second quarter of 2003, our expectation that investments we may make in additional service offerings, customer markets or geographies will result in profitable growth, the continuation of historical trends, our current position with respect to addressing the challenges of our business, growth prospects of supply-chain outsourcing services, the strength of our customer relationships and related impact on our ability to retain such customers in the future, growth opportunities associated with our efforts to broaden our customer base outside our traditional markets, achievement of long-term benefits associated with necessary investments in our business, and the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs.

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, without limitation, the changes and volatility in the personal computer hardware and software industry, particularly with respect to the demand for CD and DVD media, from which a significant portion of our revenues are derived; macroeconomic factors that influence the demand for personal computer hardware and software and the resulting demand for our services; consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as a services provider to one or more customers; our ability to make the proper strategic choices with respect to pursing profitable growth in our business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in the demand for particular services we offer or the content included in the products we produce for our customers; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified and discussed in detail under the caption “Risks and Uncertainties” in Item 1 of our 2003 Form 10-K captioned as follows:

•                  We are dependent on a small number of key customers in the personal computer hardware and software industries.

•                  We may not be able to effectively compete in an increasingly competitive environment.

•                  We may not be able to maintain our status as a Microsoft Authorized Replicator.

•                  We may not be able to meet our customers’ requirements regarding the security of their intellectual property, inventory and other assets.

•                  We are dependent on revenues from the replication of CD and DVD media which may be threatened by the development and rate of market acceptance of new media storage techniques or other electronic media technologies.

•                  We have been issued a “Wells Notice” from the Securities and Exchange Commission (SEC) and have been named as a defendant in a lawsuit alleging certain securities laws violations.

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

In addition to these translation gains and losses, we also incur transaction gains and losses which are reflected in our financial statements.  A majority of the sales from our Canadian operations, and a large portion of the related costs, are denominated in US dollars.  As a result, we have limited exposure to the Canadian currency.  The majority of sales revenues and related costs in our Ireland operations are denominated in Euros.  Foreign currency transaction gains and losses historically have not been material to our results of operations or our financial condition.  However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future.  These gains and losses may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, demand for our products and services can be directly impacted by the value of the U.S. dollar relative to other currencies.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In addition to the proceeding described in Item 1 of Part I of this Quarterly Report, we are a party to various other suits, claims and proceedings arising in the ordinary course of our business and we intend to vigorously defend them.  The amount of monetary liability, if any, resulting from an adverse outcome in any of such suits, proceedings and claims in which we are a defendant cannot be determined at this time.  However, in the opinion of our management, the aggregate amount of liability under these other suits, proceedings and claims will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the first quarter of 2004, we issued options to purchase 13,650 shares of common stock at an average price of $4.85 per share to certain employees as an inducement for employment. The options expire in ten years and vest annually over a four to five year period.  The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K

We filed a Form 8-K dated February 5, 2004, announcing (i) the resignation of James Anderson as Chief Executive Officer and appointment of Anthony Angelini as Chief Executive Officer and Rob Rueckl as Chief Financial Officer (ii) receipt of SEC Wells Notice and (iii) 2003 year-end financial results.

We filed a Form 8-K dated March 10, 2004, announcing that a lawsuit had been filed against the Company and certain of its former officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2004		ZOMAX INCORPORATED

	By:	/s/ Anthony Angelini
Anthony Angelini, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Robert J. Rueckl
Robert J. Rueckl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED March 26, 2004

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