Form 10-Q
period 2004-06-25
ZOMAX INC /MN/
filed 2004-08-03
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year quarter ended June 25, 2004

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

YES☒              NO☐

The number of shares outstanding of the registrant’s common stock as of July 30, 2004 was 32,455,490 shares.

ZOMAX INCORPORATED

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June		Six Months Ended June
	2004	2003	2004	2003

Revenue	$45,082	$43,997	$95,117	$91,225

Cost of revenue	36,289	37,666	78,985	78,196

Gross profit	8,793	6,331	16,132	13,029

Selling, general and administrative expenses	9,597	8,880	18,763	18,213

Operating loss	(804)	(2,549)	(2,631)	(5,184)

Interest expense	—	(18)	—	(46)
Interest income	127	208	305	493
Gain on sale of available-for-sale securities	2,770	—	2,770	—
Other income (expense), net	34	(363)	15	(681)

Income (loss) before income taxes	2,127	(2,722)	459	(5,418)

Income tax expense (benefit)	875	(1,212)	188	(2,183)

Net earnings (loss)	$1,252	$(1,510)	$271	$(3,235)

Earnings (loss) per share:
Basic	$0.04	$(0.05)	$0.01	$(0.10)

Diluted	$0.04	$(0.05)	$0.01	$(0.10)

Weighted average common shares outstanding:
Basic	32,790	32,459	32,753	32,674
Dilutive effect of stock options	283	—	362	—
Diluted	33,073	32,459	33,115	32,674

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	June 2004	December 2003
ASSETS

Current assets:
Cash and cash equivalents	$69,854	$68,899
Accounts receivable, net of allowance of $1,035 in 2004 and $1,362 in 2003	27,765	39,403
Inventories	11,238	12,757
Deferred income taxes	2,670	2,685
Other current assets	7,882	7,384

Total current assets	119,409	131,128

Property and equipment, net	35,016	38,859

Available-for-sale securities	5,390	11,646

Deferred income taxes	33	—

	$159,848	$181,633

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,514	$20,524
Accrued expenses and other current liabilities	12,408	22,028

Total current liabilities	24,922	42,552

Deferred income taxes	—	1,315

Total liabilities	24,922	43,867

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,790 and 32,589 shares issued and outstanding in 2004 and 2003, respectively	62,960	62,469
Retained earnings	66,163	65,892
Accumulated other comprehensive income	5,803	9,405

Total shareholders’ equity	134,926	137,766

	$159,848	$181,633

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In thousands)

	Six Months Ended June
	2004	2003
Operating activities:
Net earnings (loss)	$271	$(3,235)
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation	4,662	4,006
Gain on sale of available-for-sale securities, net of tax	(1,629)	—
Other, net	125	387
Changes in operating assets and liabilities:
Accounts receivable	11,388	7,614
Inventories	1,431	2,320
Other current assets	(896)	(1,455)
Accounts payable and accrued expenses	(17,805)	71
Income taxes	(328)	(2,810)

Net cash (used) provided by operating activities	(2,781)	6,898

Investing activities:
Purchases of property and equipment	(1,463)	(3,582)
Sale of available-for-sale securities	5,230	—
Escrow deposit returned on terminated acquisition	—	3,902

Net cash provided by investing activities	3,767	320

Financing activities:
Repayments of notes payable	—	(3,782)
Repurchases of common stock	—	(2,587)
Issuance of common stock, net	491	525

Net cash provided (used) by financing activities	491	(5,844)

Effect of exchange rate changes on cash and cash equivalents	(522)	1,532

Net increase in cash and cash equivalents	955	2,906

Cash and cash equivalents, beginning of period	68,899	72,146

Cash and cash equivalents, end of period	$69,854	$75,052

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

Fiscal Quarters.  Our fiscal quarters end on the last Friday of the calendar quarter.  References herein to the periods ended June 2004, December 2003 and June 2003 refer to the fiscal periods ended June 25, 2004, December 26, 2003 and June 27, 2003, respectively.

Recently Issued Accounting Pronouncements.  In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for the fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. We do not expect the implementation of EITF 03-1 will have a material effect on our consolidated financial statements.

Reclassifications. Certain prior year amounts in Note 6 to the Consolidated Financial Statements have been reclassified for comparative purposes. These reclassifications had no effect on our consolidated financial statements as previously reported.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Inventories (in thousands):

	June 2004	December 2003

Raw materials	$5,325	$7,011
Work in process	2,162	2,425
Finished goods	3,751	3,321
	$11,238	$12,757

Supplemental Cash Flow Information (in thousands):

	Six Months Ended June
	2004	2003
Cash paid for:
Interest	$88	$15
Income taxes	843	655
Non-cash transactions:
Unrealized (loss) gain on available-for-sale securities, net of deferred taxes of $236 in 2004 and $(241) in 2003	(790)	430

Comprehensive Income.  The table below presents comprehensive income, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended June		Six Months Ended June
	2004	2003	2004	2003

Net earnings (loss)	$1,252	$(1,510)	$271	$(3,235)
Reclassification to net earnings of gain on available-for-sale securities previously deferred, net of tax	(1,629)	—	(1,629)	—
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(344)	624	(790)	430
Translation adjustments	(312)	2,122	(1,183)	3,540

Comprehensive (loss) income	$(1,033)	$1,236	$(3,331)	$735

NOTE 3.  STOCK BASED COMPENSATION

We have a 1996 Stock Option Plan (the 1996 Plan), a 2004 Equity Incentive Plan (the 2004 Plan) and an Employee Stock Purchase Plan.  No options or restricted stock have been issued under the 2004 Plan. Options granted under the 1996 Plan are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation expense of option grants been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, our net earnings (loss) and earnings (loss) per share, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	Three Months Ended June		Six Months Ended June
	2004	2003	2004	2003
Net Earnings (Loss):
As reported	$1,252	$(1,510)	$271	$(3,235)

Pro forma	$948	$(1,906)	$(265)	$(4,126)

Basic Earnings (Loss) per Share:
As reported	$0.04	$(0.05)	$0.01	$(0.10)

Pro forma	$0.03	$(0.06)	$(0.01)	$(0.13)

Diluted Earnings (Loss) per Share:
As reported	$0.04	$(0.05)	$0.01	$(0.10)

Pro forma	$0.03	$(0.06)	$(0.01)	$(0.13)

NOTE 4.  STRATEGIC ALLIANCE AND AVAILABLE-FOR-SALE SECURITIES

On April 30, 2004, we announced the restructuring of our agreement with Intraware, Inc. (Intraware), whereby our

Strategic Alliance Agreement (SAA), originally signed in August 2002, was terminated and replaced with a Reseller Agreement under which we will continue to offer Intraware global electronic software delivery (ESD) services to our customers.  Under the original SAA, as amended, we had an exclusive right to market and resell Intraware’s ESD services in the supply chain outsourcing market.  Revenues earned under the SAA prior to the restructuring had not been significant.  Additionally, the SAA required us to pay annual license fees for which we expensed $435,000 and $250,000 under this agreement in six month period ending June 2004 and 2003, respectively.

In addition to restructuring the agreement, we sold 3,000,000 shares of our Intraware shareholdings in two separate private placements which resulted in proceeds of approximately $5,230,000 and a pre-tax gain of approximately $2,770,000.  These shares were originally obtained in August 2002 when we purchased approximately 6,098,000 shares of Intraware common stock (NASDAQ Symbol: ITRA) in a private placement at $0.82 per share, representing approximately 12% of the outstanding shares of Intraware at that time.  The common stock was issued in a private placement without registration under the Securities Act of 1933.  In 2003, Intraware filed a registration statement with the Securities Exchange Commission to register the resale of the common stock issued to us.  We have classified this investment as an available-for-sale security, and accordingly, unrealized holding gains and losses are excluded from earnings and reported as a component of other comprehensive income.  The market value of our investment in Intraware was $5,390,000 as of June 2004, and $11,646,000 as of December 2003.

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

On March 9, 2004 a lawsuit was filed in the United States District Court, District of Minnesota against the Company and certain of its former officers by an individual purporting to represent a class of purchasers of Zomax stock.  The complaint alleges securities law violations regarding false and misleading statements made to the public and the failure to disclose material events between June 6, 2000 and September 21, 2000.  The lawsuit seeks unspecified damages.  We believe this lawsuit is barred by the statute of limitations and is without merit.  We intend to defend this action vigorously.

We do not believe that the amount of any potential liability associated with these matters can be estimated at this time and therefore have not recorded a liability for them, but an unfavorable resolution of these matters is possible and could have a material adverse effect on our results of operations, financial condition or cash flows.

We are involved in certain other claims arising in the normal course of business.  In our opinion, the final resolution of these claims should not have a material adverse effect on our financial position, cash flow or results from operations.

Lease Commitment.  On July 12, 2004, we entered into a lease commitment for a facility in Memphis, Tennessee.  See “Lease Commitment” under Note 7 to the Consolidated Financial Statements for a more detailed discussion.

NOTE 6.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our revenue, operating income (loss), capital expenditures, depreciation and identifiable assets for 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended June		Six Months Ended June
	2004	2003	2004	2003
Revenue:
United States	$33,811	$32,125	$71,303	$66,721
Ireland	8,330	8,629	17,625	16,868
Canada	6,791	5,858	14,343	14,650
Intergeographic sales	(3,850)	(2,615)	(8,154)	(7,014)

	$45,082	$43,997	$95,117	$91,225

Operating income (loss):
United States	$1,811	$313	$2,019	$334
Ireland	267	446	639	686
Canada	715	20	1,266	929
Corporate and eliminations	(3,597)	(3,328)	(6,555)	(7,133)

	$(804)	$(2,549)	$(2,631)	$(5,184)

Capital expenditures:
United States	$422	$858	$758	$2,370
Ireland	289	494	570	869
Canada	137	313	135	343

	$848	$1,665	$1,463	$3,582

Depreciation:
United States	$1,483	$1,472	$2,967	$2,926
Ireland	275	77	581	408
Canada	547	347	1,114	672

	$2,305	$1,896	$4,662	$4,006

	June 2004	December 2003
Assets:
United States	$38,794	$52,506
Ireland	28,476	31,858
Canada	16,241	25,257

Total identifiable assets	83,511	109,621

Corporate assets	76,337	72,012

	$159,848	$181,633

NOTE 7.  SUBSEQUENT EVENTS

Lease Commitment.  On July 12, 2004, we entered into a 45 month lease for a 227,500 square foot multi-purpose facility in Memphis, Tennessee.  Minimum rental payments due under the lease are approximately $2,986,000. Under the agreement we have the option to extend the lease for an additional 36 months. We will be consolidating existing smaller facilities in Memphis and Indianapolis into the new Memphis center to improve the efficiency and flexibility needed to meet changing market demands.  These activities are not expected to have a material impact on our financial results for the balance of 2004.

Repurchase of Common Stock.  On July 8, 2004, in connection with the resignation of Mr. Phillip Levin, one of our non-employee directors, we entered into an agreement to purchase 415,000 shares of the Company’s Common Stock in a private transaction with Mr. Levin at a price of $3.42 per share, the closing market price on that day, subject to a “Post Closing Price Adjustment” as defined in the agreement should the market price of the stock fall below pre-defined levels within a defined period of time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Quarter-End

Our fiscal quarters end on the last Friday of the calendar quarter.  Unless otherwise indicated, references to 2004 and 2003 refer to the quarters ended June 25, 2004 and June 27, 2003, respectively.

Introduction and Overview

Our second quarter 2004 revenues of $45.1 million represent an increase of 2.5% over the same period in 2003.  For the six months ended June 2004, our revenues of $95.1 million represent a 4.3% increase over the first six months of 2003.  Although we continue to be encouraged by this growth, we remain cautious regarding year-over-year revenue growth throughout the remainder of 2004, particularly in light of our exceptionally strong fourth quarter in 2003, as discussed in our 2003 Form 10-K.

The majority of our revenue has historically been, and continues to be, driven by a relatively small number of large technology-focused customers in the personal computer hardware and software industries.  We are privileged to have long-standing relationships with our customers who are market leaders in their industries, but these customers demand continuous improvements in service, quality and price from their vendors.  Furthermore, media production over-capacity in our industry, particularly during seasonally slow periods, continues to result in fierce competition between vendors.  This combination of customer demands for continuous improvement and fierce competition continues to limit the ability of Zomax and other companies in our industry to maintain or regain pricing power.  Accordingly, while we have grown our revenues over the same period in 2003, we continue to experience pressure on our ability to improve our levels of profitability at comparable growth rates.

Despite the industry’s on-going pricing challenges however, we are pleased to report improved gross profit margins in the second quarter of 2004, over both the first quarter of 2004 and the second quarter of 2003.   While a portion of these improvements are related to one-time events and a favorable improvement in product mix as discussed in more detail below, a portion of the improvements were the result of efficiency initiatives we began earlier this year.  Although the nature of these savings is such that they could be sustainable, pricing pressures, changes in product mix, raw material prices and our ability to maintain the same level of focus on these initiatives during our seasonal peak periods could result in an erosion of our margins and a return towards our recent historical gross profit levels.

In addition to the challenges discussed above, our business faces a number of other risks and uncertainties, a more detailed discussion of which can be found in Item 1 of our Form 10-K for the year ended December 26, 2003 under the caption “Risks and Uncertainties” and later in this section under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.”

While we recognize the many risks and challenges to growing our business and returning it to acceptable levels of profitability, we believe we are well-positioned to address such challenges.  Our core market – supply-chain outsourcing services – continues to show promising growth.  We believe we have strong relationships with our customers and that our knowledge of their businesses, our flexibility to meet their changing needs, our broad range of service capabilities and our financially strong balance sheet are important decision factors for these customers.  We also believe that our efforts over the past two years in broadening our customer base in both traditional and new markets should provide opportunities for growth.  While we believe we have many of the ingredients necessary to return growth and profitability to our business, doing so will require that we continue to increase our investments in the people, processes and technologies that are critical to delivering services to our customers and positioning our business for growth.  Some of these investments will provide added pressure on our profitability in the short term, but we believe they will deliver the benefits necessary to our long-term success.

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

Gross Profit Percentage.  Our gross profit percentage during a period is dependent on a number of factors.  Changes in raw material prices, particularly polycarbonate, a petroleum-based plastic used in the manufacturing of CD and DVD media, can also impact margins.  While polycarbonate pricing has been relatively stable over the past few years, recent increases in petroleum prices are putting upward pressure on polycarbonate pricing. In addition to changes in pricing and raw material costs, the volume of business we experience in a given period also impacts our margins.  A large portion of the costs required to deliver our products and services are fixed in nature.  Increases in volume allow us to leverage these costs resulting in higher gross profit margins, while decreases in volume have the opposite effect.  Our relative mix of customers, as well as the related content of products or services we provide them, can also have a significant impact on gross profit margins.  For example, the relative mix of CD/DVD media, labor and print material in the products we produce for our customers can affect our overall gross profit percentage.  Although gross profit measured as a percentage of revenue may be lower, we believe providing incremental, value-added services to our customers, has an overall positive effect on gross margin as measured in dollars.  Additionally, our ability to utilize automated packaging equipment versus manual labor can have a favorable effect on gross profit.

Selling General and Administrative (SG&A) Expenses.  A substantial portion of our SG&A expenses are fixed in nature.  However, certain components such as incentive compensation, professional services, travel and other expenses can vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.  In addition to these factors, some of our SG&A expenses are incurred in Ireland and Canada and changes in the respective foreign currency rates can cause our expenses reported in U.S. dollars to fluctuate.

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	Three Months Ended June		Six Months Ended June
	2004	2003	2004	2003
Percent of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	19.5	14.4	17.0	14.3
Selling, general and administrative expenses	21.3	20.2	19.7	20.0
Operating loss	(1.8)	(5.8)	(2.8)	(5.7)
Income tax expense (benefit)	1.9	(2.8)	0.2	(2.4)
Net earnings (loss)	2.8	(3.4)	0.3	(3.5)

Other Operating Statistics:
Media units sold - % change from prior year	8.7%	(16.1)%	0.5%	(3.2)%
Revenue - % change from prior year	2.5	(3.0)	4.3	(0.1)
SG&A expenses - % change from prior year	8.1	15.8	3.0	13.7
Effective tax rate	41.1%	44.5%	41.1%	40.3%

Revenue

Our second quarter 2004 revenue increased to $45.1 million, representing a 2.5% increase over revenue of $44.0 million in the second quarter of 2003.  Media unit volume increased 8.7% over the same comparable periods.  As discussed in our 2003 Form 10-K, Dell became a greater than 10% customer for the first time in 2003.  Our increased volume with this key customer has continued into 2004.  Partially offsetting this increase was a decrease in revenue earned from the production of low-priced, bulk CDs for one customer, as well as a decrease in revenue earned during the quarter on the programs we support for Microsoft, our largest customer.

On a year-to-date basis, our 2004 revenue also increased over the same period in 2003, from $91.2 million to $95.1 million, while our media unit volume was flat.  The factors discussed above related to our increased business with Dell and the decrease in the volume of bulk CD production had similar impacts on our year-to-date results.  However, on a year-to-date basis, our Microsoft business remained comparable between periods.  Also negatively impacting our year-to-date results was a reduction in revenue from a large customer which has moved a portion of the kitting and assembly work previously performed in the U.S. to Asia.

Gross Profit

Our reported second quarter gross profit percentage improved from 14.4% in 2003 to 19.5% in 2004.  There are several factors impacting the comparability of reported gross profit percentages between periods. Our 2004 margins were favorably impacted by a gain on a settlement with one of our vendors.  Excluding the impact of this gain, our 2004 margins would have been 18.2%.  In addition, as discussed in detail in our 2003 Form 10-K, we signed a revised royalty agreement in the fourth quarter of 2003 which resulted in a retroactive reduction in the royalty rates payable under the agreement.  Had our second quarter 2003 gross profit margins reflected the portion of the retroactive royalty reduction applicable to that period, our 2003 gross profit margin would have been 16.2%. Taking both of these factors into account, our gross profit margins would have increased 2.0%.  This increase is attributable to a favorable shift in product mix away from bulk CD production as described under “Revenue” above, as well as benefits achieved from efficiency initiatives put in place earlier this year.

On a year-to-date basis, our reported gross profit margins improved from 14.3% in 2003 to 17.0% in 2004.   Had these margins been adjusted for the royalty expense and settlement gains in a manner similar to that described above, year-to-date margins would have been 16.3% in 2004, and 16.0% in 2003.  This increase is also attributable, but to a lesser degree, to similar factors affecting second quarter margins as described above.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in 2004 increased approximately 8.1% on a quarterly basis and 3.0% on a year-to-date basis, as compared to the same periods in 2003.  These increases are primarily attributable to increases in professional fees related primarily to the implementation of Sarbanes-Oxley compliance procedures, Intraware license fee amortization and the cost of employee health insurance.

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

Income Taxes.  We file a consolidated federal income tax return and separate state and foreign returns.  Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on the expected income tax rates for the year in which these temporary differences are expected to reverse. Foreign net operating loss carry-forwards may be carried forward indefinitely.

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

Recently Issued Accounting Pronouncements

In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in such evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  We do not expect that the implementation of EITF 03-1 will have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At June 2004, cash and cash equivalents totaled $69.9 million, an increase of $1.0 million from December 2003.  Cash flow from operating activities in 2004 was a negative $2.8 million, reflecting the payment of approximately $8.5 million of royalties accrued at the end of 2003 related to the fourth quarter 2003 signing of a revised royalty agreement with one of our major patent holders.  Negotiation of this agreement began in 2002.  Royalties under the previous agreement continued to be accrued, with payment suspended pending the completion of a revised agreement.  Also negatively affecting our operating cash flow were previously disclosed payments made pursuant to an employment agreement with our former CEO.  Offsetting our negative operating cash flow were proceeds of $5.2 million from the sale of a portion of our Intraware shareholdings in the second quarter (see Note 4 to the consolidated financial statements).  Also providing favorable impact to our cash flow were initiatives we implemented during the year to ensure we are diligently managing our accounts receivable and accounts payable balances, ensuring that we receive timely payments from our customers while taking advantage of our payment terms, including discounts where appropriate, with our vendors.

Working Capital and Liquidity.  Working capital totaled $94.5 million and $88.6 million at June 2004 and December 2003, respectively.  Our primary source of working capital continues to be cash and cash equivalent balances as described above.  In addition to our working capital balances, we also hold available-for-sale securities which represent our investment in Intraware (see Note 4 to the consolidated financial statements).  These securities are fully registered and had a value at June 2004 of $5.4 million.

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

Contractual Obligations.  Subsequent to the end of the second quarter, we entered into a lease for a 227,500 square feet multi-purpose facility in Memphis, TN (See “Lease Commitment” under Note 5 to the Consolidated Financial Statements). The initial lease term runs through April 2008 and will require minimum rental payments totaling approximately $2,986,000. Under the agreement we have the option to extend the lease for an additional 36 months.

During the second quarter of 2004, we entered into an agreement with our primary supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Over the past several months, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2005, we have agreed to purchase 9.4 million pounds of polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum commitments due under this agreement are approximately $10.3 million based on the initial base price and minimum quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material and help us to maximize cash provided from our operations.

Outlook

During the second quarter of 2004, we were informed of changes to certain programs we support for several of our larger customers that may result in noticeable declines in the level of business we currently have with these customers.  The first of these customer-driven changes involves the elimination of certain recovery CDs from some of the new PC’s shipped to their customers. This change is expected to go into effect during the third quarter of 2004.  We have also been informed by one of our larger customers that, starting in 2005, a certain portion of their customer base supported by us will be migrated to a new service delivery system operated by one of our competitors.  In addition to these changes, we have also experienced an increased emphasis on the part of several of our customers to move portions of the services we currently provide to them to lower cost geographies, particularly Asia. Although these customers have indicated their intent to implement these changes, the permanency and timing of these decisions is not certain, and to date, these changes have not had a material negative impact on our business.  Due to these uncertainties, we are unable at this time to accurately quantify their effect on our business in 2004 or beyond.  However, these changes could have a significant impact on our future revenues and profitability should they be fully and permanently implemented.

Over the past several months, supply shortages and petroleum price increases have placed significant upward pressures on the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media. While we have entered into a purchase agreement with our primary polycarbonate supplier that limits future price increases, the increases allowed under the agreement may have a significant negative impact on our gross profit margins in the event we are not able to pass these price increases on to our customers.

In addition to the market changes and raw material cost pressures described above, our industry continues to experience pricing pressures from our customers.  Some of our gains in revenue or market share have resulted in demands from our customers for continued cost savings.  While 2004 will benefit from the effect of reduced royalty rates, we expect customer pricing declines and the upward pressure on commodity prices describe above to put offsetting pressure on our gross profit margins.  In addition, we believe we must also make certain investments in our people, processes and technology infrastructure in 2004 to deliver the improvements in the levels of service our customers expect, and to achieve cost savings that may not materialize until later in the year or in 2005.   We also expect upward pressure on our 2004 SG&A expenses associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act, and legal costs that may be required in defense of securities litigation claims.  Accordingly, our ability to achieve profitable operating results in 2004 will be challenging.  In light of this challenge, we will continue to actively pursue investments, internally or through synergistic acquisitions in new geographies, additional service offerings or customer markets that will provide us with opportunities for profitable growth.

Given the dynamic market conditions such as those described above, our ability to accurately predict revenue and earnings for a given time period is difficult.  Any predictions made are subject to management interpretation of the data available, and may not directly reflect forecasts produced internally within any individual report.  We have very limited visibility to our customer’s near- or long-term demand for our services, and changes by our customer in the content of the products we produce for them can significantly affect our levels of reported revenue and related profit margins.  While we have been able to achieve some level of gross profit margin improvement to date in 2004, there can be no assurances that raw material price increases, additional customer pricing pressures or a decline in overall business volume will not offset these margin improvements.  In light of the foregoing, it is our present expectation that our third quarter 2004 operating results will be similar to those achieved in the second quarter of 2004.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: the possible lack of permanency or changes in the implementation timelines of decisions communicated to us by certain of our customers to eliminate certain recovery CDs from some of their PC shipments and to move certain business currently provided by us to one of our competitors; the impact of polycarbonate price increases on our gross profit margins and our ability to pass these price increases on to our customers; our expectation that customer pricing declines and raw material price increases will put pressure on our gross profit margins; our expectation that costs associated with compliance with Section 404 of the Sarbanes-Oxley Act and our defense of securities litigation claims will put upward pressure on our SG&A expenses; our expectation that our third quarter 2004 operating results will be similar to those achieved in the second quarter of 2004; our expectation that synergistic investments we may make in new geographies, additional service offerings or customer markets will result in profitable growth; the continuation of historical trends; our current position with respect to addressing the challenges of our business; growth prospects of supply-chain outsourcing services; the strength of our customer relationships and related impact on our ability to retain such customers in the future; growth opportunities associated with our efforts to broaden our customer base outside our traditional markets; achievement of long-term benefits associated with necessary investments in our business; and the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs.

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, without limitation, the changes and volatility in the personal computer hardware and software industry, particularly with respect to the demand for CD and DVD media, from which a significant portion of our revenues are derived; macroeconomic factors that influence the demand for personal computer hardware and software and the resulting demand for our services; consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as a services provider to one or more customers; our ability to make the proper strategic choices with respect to pursing profitable growth in our business; increased competition within our industry and increased pricing pressure from our customers; the volatility of polycarbonate prices; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in the demand for particular services we offer or the content included in the products we produce for our customers; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified and discussed in detail under the caption “Risks and Uncertainties” in Item 1 of our 2003 Form 10-K captioned as follows:

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

In addition to these translation gains and losses, we also incur transaction gains and losses which are reflected in our financial statements.  A majority of the sales from our Canadian operations, and a large portion of the related costs, are denominated in US dollars.  As a result, we have limited exposure to the Canadian currency.  The majority of sales revenues and related costs in our Ireland operations are denominated in Euros.  Foreign currency transaction gains and losses historically have not been material to our results of operations or our financial condition.  However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future.  These gains and losses may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, demand for our products and services can be impacted by the value primarily of the U.S. dollar relative to other currencies.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In addition to the proceedings described in Item 1 of Part I of this Quarterly Report, we are a party to various other suits, claims and proceedings arising in the ordinary course of our business and we intend to vigorously defend them.  The amount of monetary liability, if any, resulting from an adverse outcome in any of such suits, proceedings and claims in which we are a defendant cannot be determined at this time.  However, in the opinion of our management, the aggregate amount of liability under these other suits, proceedings and claims will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the second quarter of 2004, we issued options to purchase 19,500 shares of common stock at an average price of $4.04 per share to certain employees as an inducement for employment. The options expire in ten years and vest annually over a four to five year period.  The option grants were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, which provides an exemption for transactions not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Our annual meeting was held on May 26, 2004.

(b)         Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

The shareholders set the number of directors at five (5) by electing five (5) directors.   The following persons were elected to serve as directors on our Board until the next annual meeting of shareholders with the following votes:

Nominees	Votes For	Votes Withheld

Anthony Angelini	30,827,434	481,874
Phillip T. Levin	30,800,229	509,079
Janice Ozello Wilcox	29,085,374	2,223,934
Robert Ezrilov	29,132,036	2,177,272
Howard P. Liszt	29,129,974	2,179,334

The shareholders approved the 2004 Equity Incentive Plan by a vote of 14,067,963 shares in favor, with 3,074,902 shares voted against, 350,994 shares abstaining and 13,815,449 broker non-votes.

The shareholders ratified the appointment of Deloitte & Touche, LLP as our independent public accountants for the fiscal year ending December 31, 2004, by a vote of 30,785,944 shares in favor, with 428,388 shares voted against and 94,976 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

10.1                           1996 Employee Stock Purchase Plan, as amended and restated June 8, 2004

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)         Reports on Form 8-K

We filed a Form 8-K dated May 4, 2004, announcing first quarter 2004 financial results.

We filed a Form 8-K dated May 13, 2004, announcing the sale of a portion of the Company’s Intraware shareholdings.

We filed a Form 8-K dated May 26, 2004 announcing that Howard P. Liszt has been named Chairman of the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2004		ZOMAX INCORPORATED

	By:	/s/ Anthony Angelini
Anthony Angelini, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Robert J. Rueckl
Robert J. Rueckl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED JUNE 25, 2004

Exhibit Number	Description

10.1	1996 Employee Stock Purchase Plan, as amended and restated June 8, 2004
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act