Form 10-Q
period 2004-09-24
ZOMAX INC /MN/
filed 2004-11-03
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year quarter ended September 24, 2004

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

YES☒             NO☐

The number of shares outstanding of the registrant’s common stock as of October 29, 2004 was 32,495,569 shares.

ZOMAX INCORPORATED

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003
Revenue	$45,718	$44,535	$140,835	$135,760

Cost of revenue	37,922	38,145	116,907	116,341
Gross profit	7,796	6,390	23,928	19,419

Selling, general and administrative expenses	9,181	8,035	27,944	26,248
Litigation reserves	7,500	—	7,500	—
Charge related to settlement of customer claim	—	3,000	—	3,000
Operating loss	(8,885)	(4,645)	(11,516)	(9,829)

Interest expense	(9)	—	(9)	(46)
Interest income	236	198	541	691
Gain on sale of available-for-sale securities	—	—	2,770	—
Other income (expense), net	34	54	49	(627)
Loss before income taxes	(8,624)	(4,393)	(8,165)	(9,811)

Income tax benefit	(3,127)	(1,859)	(2,939)	(4,042)
Net loss	$(5,497)	$(2,534)	$(5,226)	$(5,769)

Loss per share:
Basic	$(0.17)	$(0.08)	$(0.16)	$(0.18)
Diluted	$(0.17)	$(0.08)	$(0.16)	$(0.18)

Weighted average common shares outstanding:
Basic	32,503	32,553	32,669	32,635
Dilutive effect of stock options	—	—	—	—
Diluted	32,503	32,553	32,669	32,635

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 2004	December 2003
ASSETS

Current assets:
Cash and cash equivalents	$66,066	$68,899
Accounts receivable, net of allowance of $1,059 in 2004 and $1,362 in 2003	29,878	39,403
Inventories	12,765	12,757
Deferred income taxes	2,696	2,685
Other current assets	12,178	7,384
Total current assets	123,583	131,128

Property and equipment, net	34,953	38,859

Available-for-sale securities	3,903	11,646

Deferred income taxes	627	—
	$163,066	$181,633

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,672	$20,524
Accrued expenses and other current liabilities	18,895	22,028
Total current liabilities	34,567	42,552

Other long-term liabilities	99	—

Deferred income taxes	—	1,315
Total liabilities	34,666	43,867

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,455 and 32,589 shares issued and outstanding in 2004 and 2003, respectively	61,772	62,469
Retained earnings	60,666	65,892
Accumulated other comprehensive income	5,962	9,405
Total shareholders’ equity	128,400	137,766
	$163,066	$181,633

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In thousands)

	Nine Months Ended September
	2004	2003
Operating activities:
Net loss	$(5,226)	$(5,769)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	7,098	6,124
Gain on sale of available-for-sale securities, net of tax	(1,629)	—
Provision for litigation reserves, net of tax	5,234	—
Other, net	71	443
Changes in operating assets and liabilities:
Accounts receivable	9,480	5,619
Inventories	15	436
Other assets and liabilities	(977)	(1,185)
Accounts payable and accrued expenses	(17,532)	6,213
Income taxes	(682)	(4,397)
Net cash (used) provided by operating activities	(4,148)	7,484

Investing activities:
Purchases of property and equipment	(3,054)	(5,656)
Sale of available-for-sale securities	5,230	—
Escrow deposit returned on terminated acquisition	—	3,902
Net cash provided (used) by investing activities	2,176	(1,754)

Financing activities:
Repayments of notes payable	—	(3,781)
Repurchases of common stock	(1,419)	(2,587)
Issuance of common stock, net	722	842
Net cash used by financing activities	(697)	(5,526)

Effect of exchange rate changes on cash and cash equivalents	(164)	1,297
Net (decrease) increase in cash and cash equivalents	(2,833)	1,501

Cash and cash equivalents, beginning of period	68,899	72,146
Cash and cash equivalents, end of period	$66,066	$73,647

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

Fiscal Quarters.  Our fiscal quarters end on the last Friday of the calendar quarter.  References herein to the periods ended September 2004, December 2003 and September 2003 refer to the fiscal periods ended September 24, 2004, December 26, 2003 and September 26, 2003, respectively.

Recently Issued Accounting Pronouncements.  In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1), regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations.”  EITF 03-1 was to be effective for all other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed by FASB Staff Position EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted in September 2004. The delay of the effective date for paragraphs 10–20 will be superseded concurrent with the final issuance of proposed FASB Staff Position EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”.  Under EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements 115 and 124.  For all other investments within the scope of EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.  We do not expect the implementations of these pronouncements will have a material effect on our consolidated financial statements.

Reclassifications. Certain prior year amounts in Note 8 to the Consolidated Financial Statements have been reclassified for comparative purposes. These reclassifications had no effect on our consolidated financial statements as previously reported.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Inventories (in thousands):

	September 2004	December 2003
Raw materials	$6,962	$7,011
Work in process	2,408	2,425
Finished goods	3,395	3,321
	$12,765	$12,757

Supplemental Cash Flow Information (in thousands):

	Nine Months Ended September
	2004	2003
Cash paid for:
Interest	$96	$23
Income taxes	857	582
Non-cash transactions:
Unrealized (loss) gain on available-for-sale securities, net of deferred taxes of $849 in 2004 and $(1,584) in 2003	(1,664)	2,442

Comprehensive Income.  The table below presents comprehensive income, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003

Net loss	$(5,497)	$(2,534)	$(5,226)	$(5,769)
Reclassification to net earnings of gain on available-for-sale securities previously deferred, net of tax	—	—	(1,629)	—
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(874)	2,012	(1,664)	2,442
Translation adjustments	1,033	73	(150)	3,613
Comprehensive (loss) income	$(5,338)	$(449)	$(8,669)	$286

NOTE 3.  STOCK BASED COMPENSATION

We have a 1996 Stock Option Plan (the 1996 Plan), a 2004 Equity Incentive Plan (the 2004 Plan) and an Employee Stock Purchase Plan.  No options or restricted stock have been issued under the 2004 Plan. Options granted under the 1996 Plan are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation expense of option grants been determined in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, our net loss and loss per share, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003
Net Loss:
As reported	$(5,497)	$(2,534)	$(5,226)	$(5,769)
Pro forma	$(5,896)	$(2,900)	$(6,161)	$(7,016)

Basic Loss per Share:
As reported	$(0.17)	$(0.08)	$(0.16)	$(0.18)
Pro forma	$(0.18)	$(0.09)	$(0.19)	$(0.22)

Diluted Loss per Share:
As reported	$(0.17)	$(0.08)	$(0.16)	$(0.18)
Pro forma	$(0.18)	$(0.09)	$(0.19)	$(0.22)

NOTE 4.  STRATEGIC ALLIANCE AND AVAILABLE-FOR-SALE SECURITIES

On April 30, 2004, we announced the restructuring of our agreement with Intraware, Inc. (Intraware), whereby our Strategic Alliance Agreement (SAA), originally signed in August 2002, was terminated and replaced with a Reseller Agreement under which we will continue to offer Intraware global electronic software delivery (ESD) services to our customers.  Under the original SAA, as amended, we had an exclusive right to market and resell Intraware’s ESD services in the supply chain outsourcing market.  Revenues earned under the SAA prior to the restructuring had not been significant.  Additionally, the SAA required us to pay annual license fees for which we expensed $435,000 and $431,000 in the nine month period ending September 2004 and 2003, respectively.

In addition to restructuring the agreement, we sold 3,000,000 shares of our Intraware shareholdings in two separate private placements which resulted in proceeds of approximately $5,230,000 and a pre-tax gain of approximately $2,770,000.  These shares were originally obtained in August 2002 when we purchased approximately 6,098,000 shares of Intraware common stock (NASDAQ Symbol: ITRA) in a private placement at $0.82 per share, representing approximately 12% of the outstanding shares of Intraware at that time.  The common stock was issued in a private placement without registration under the Securities Act of 1933.  In 2003, Intraware filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock issued to us.  We have classified this investment as an available-for-sale security, and accordingly, unrealized holding gains and losses are excluded from earnings and reported as a component of other comprehensive income.  The market value of our investment in Intraware was $3,903,000 as of September 2004, and $11,646,000 as of December 2003.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Legal Matters. As previously disclosed in our Forms 10-Q and 10-K, we have been the subject of a Securities and Exchange Commission investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we have established a reserve of $7,500,000 which represents our estimate of the related minimum expected probable losses that would result from settlement offers made by the Company.  There is no assurance that these offers will result in settlements and eventual losses in these matters may exceed these reserves and could have a material adverse effect on our results of operations, financial condition or cash flows.

Lease Commitment.  On July 12, 2004, we entered into a lease commitment for a facility in Memphis, Tennessee.  See Note 6 to the Consolidated Financial Statements for a more detailed discussion of this commitment.

NOTE 6.  FACILITIES CONSOLIDATION CHARGES

On July 12, 2004, we announced plans to consolidate our existing facilities in Memphis, Tennessee and Indianapolis, Indiana into a new Memphis center in order to improve the efficiency and flexibility needed to meet changing market demands.  As part of this consolidation, we entered into a 45 month lease for a 227,500 square foot multi-purpose facility in Memphis.  Minimum rental payments due over the lease term are approximately $2,986,000. Under the agreement we have the option to extend the lease for an additional 36 months.

The transition of our Indianapolis operations was commenced in July 2004 and is expected to be completed during the fourth quarter of 2004.  As of September 2004, we have incurred $338,000 of expenses in connection with these consolidation activities. Costs and cash payments associated with the transition are expected to be incurred through the fourth quarter of 2004. However, future expenditures are not expected to have a material impact on our operations.  Charges related to the facility costs, employee related transition costs, and severance and termination benefits are recorded within selling, general and administrative expenses line on the consolidated statement of operations.

NOTE 7.  REPURCHASE OF COMMON STOCK

On July 8, 2004, in connection with the resignation of Mr. Phillip Levin, one of our non-employee directors, we entered into an agreement with Mr. Levin to purchase 415,000 shares of the Company’s common stock in a private transaction at a price of $3.42 per share, the closing market price on that day.  The repurchase price was subject to a “Post Closing Price Adjustment” as defined in the agreement should the market price of the stock fall below pre-defined levels within a defined period of time.   This defined period of time expired on September 30, 2004 with no resulting price adjustments.

NOTE 8.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our revenue, operating income (loss), capital expenditures, depreciation and identifiable assets for 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003
Revenue:
United States	$35,526	$31,702	$106,829	$98,423
Ireland	8,259	8,560	25,884	25,428
Canada	7,412	6,143	21,755	20,793
Intergeographic sales	(5,479)	(1,870)	(13,633)	(8,884)
	$45,718	$44,535	$140,835	$135,760

Operating income (loss):
United States	$409	$313	$2,428	$647
Ireland	66	374	705	1,060
Canada	1,159	92	2,425	1,021
Corporate and eliminations	(10,519)	(5,424)	(17,074)	(12,557)
	$(8,885)	$(4,645)	$(11,516)	$(9,829)

Capital expenditures:
United States	$886	$567	$1,644	$2,937
Ireland	546	189	1,116	1,058
Canada	159	1,318	294	1,661
	$1,591	$2,074	$3,054	$5,656

Depreciation:
United States	$1,492	$1,530	$4,459	$4,456
Ireland	284	155	865	563
Canada	660	433	1,774	1,105
	$2,436	$2,118	$7,098	$6,124

	September 2004	December 2003
Assets:
United States	$41,314	$52,506
Ireland	28,385	31,858
Canada	18,364	25,257
Total identifiable assets	88,063	109,621

Corporate assets	75,003	72,012
	$163,066	$181,633

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Quarter-End

Our fiscal quarters end on the last Friday of the calendar quarter.  Unless otherwise indicated, references to 2004 and 2003 refer to the quarters ended September 24, 2004 and September 26, 2003, respectively.

Introduction and Overview

Our third quarter 2004 revenues of $45.7 million represent an increase of 2.7% over the same period in 2003.  For the nine months ended September 2004, our revenues of $140.8 million represent a 3.7% increase over the first nine months of 2003.  Although we continue to be encouraged by this growth, we do not believe our fourth quarter 2004 revenues will reach the levels achieved in the exceptionally strong fourth quarter of 2003.  See the section titled “Outlook” later in this Item 2 for further discussion regarding our outlook for the balance of 2004.

The majority of our revenue has historically been, and continues to be, driven by a relatively small number of large technology-focused customers in the personal computer hardware and software industries.  We are privileged to have long-standing relationships with our customers who are market leaders in their industries, but these customers demand continuous improvements in service, quality and price from their vendors.  Furthermore, media production over-capacity in our industry, particularly during seasonally slow periods, continues to result in fierce competition between vendors.  This combination of customer demands for continuous improvement and intense competition continues to limit the ability of Zomax and other companies in our industry to maintain or regain pricing power.  Accordingly, while we have grown our revenues over the same periods in 2003, we continue to experience pressure on our ability to improve our levels of profitability at comparable growth rates.

Despite the industry’s on-going pricing challenges, however, we are pleased to report continued year-over-year gross profit margin improvements through the third quarter of 2004.   While a portion of these improvements are related to one-time events and a favorable improvement in product mix as discussed in more detail below, a portion of the improvements were the result of efficiency initiatives we began earlier this year.  Although the nature of these savings is such that they could be sustainable, pricing pressures, raw material prices, changes in product mix, and our ability to maintain the same level of focus on these initiatives during our seasonal peak periods could result in an erosion of our margins and a return towards our recent historical gross profit levels.

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

General Factors Affecting Our Financial Results

Revenue.  We derive our revenues from a wide variety of supply chain services provided to our customers.  The number of CD and DVD media units that we replicate for our customers, changes in pricing, changes in the composition of the products and services we provide, consumer demand for our customers’ products, seasonal consumer buying patterns, and changes in the mix of customers we serve, are all factors that contribute to changes in our revenues from period to period.  Revenues are generally more favorably impacted when our mix of customers is weighted toward those who are using a broad range of our services.  Bundled pricing, changes in the content of the products we make for our customers and other dynamics make it difficult to precisely determine the impact each of these factors has on changes in our total revenue.

Gross Profit Percentage.  Our gross profit percentage during a period is dependent on a number of factors.  Changes in raw material prices, particularly polycarbonate, a petroleum-based plastic used in the manufacturing of CD and DVD media, can impact margins.  While polycarbonate pricing had been relatively stable over the past few years, recent increases in petroleum prices are continuing to put upward pressure on polycarbonate pricing and are negatively impacting our gross profit margins. In addition to changes in pricing and raw material costs, the volume of business we experience in a given period also impacts our margins.  A large portion of the costs required to deliver our products and services are fixed in nature.  Increases in volume allow us to leverage these costs resulting in higher gross profit margins, while decreases in volume have the opposite effect.  Our relative mix of customers, as well as the related content of products or services we provide them, can also have a significant impact on gross profit margins.  For example, the relative mix of CD/DVD media, labor, print and other material in the products we produce for our customers can affect our overall gross profit percentage.  Although gross profit measured as a percentage of revenue may be lower, we believe providing incremental, value-added services to our customers, has an overall positive effect on gross margin as measured in dollars.  Additionally, our ability to utilize automated packaging equipment versus manual labor can have a favorable effect on gross profit.

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

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003
Percent of Revenue:
Gross profit	17.1%	14.3%	17.0%	14.3%
Selling, general and administrative expenses	20.1	18.0	19.8	19.3
Litigation reserves	16.4	—	5.3	—
Charge related to settlement of customer claim	—	6.7	—	2.2
Operating loss	(19.4)	(10.4)	(8.2)	(7.2)
Other income, net	0.6	0.6	2.4	—
Income tax benefit	6.8	4.2	2.1	3.0
Net loss	(12.0)	(5.7)	(3.7)	(4.2)

Other Operating Statistics:
Media units sold - % change from prior year	3.9%	(2.6)%	1.3%	(3.0)%
Revenue - % change from prior year	2.7%	1.9%	3.7%	0.5%
SG&A expenses - % change from prior year	14.3%	(10.4)%	6.5%	(2.0)%
Effective tax rate	36.3%	42.3%	36.0%	41.2%

Revenue

Our third quarter 2004 revenue increased to $45.7 million, representing a 2.7% increase over revenue of $44.5 million in the third quarter of 2003.  Media unit volume increased 3.9% over the same comparable periods.  As discussed in our 2003 Form 10-K, Dell became a greater than 10% customer for the first time in 2003.  Our volume with this key customer has continued to grow in 2004, comprising approximately 20% of our total revenue in the third quarter and year-to-date.  Our volume with Microsoft, which remains our largest customer, has continued at approximately the same percentage of total revenue as in the full year 2003.  Partially offsetting these increases was a decrease in revenue earned from the production of low-priced, bulk CDs for one customer.

On a year-to-date basis, our 2004 revenue also increased over the same period in 2003, from $135.8 million to $140.8 million, while our media unit volume also increased.  The factors discussed above related to our increased business with Dell and Microsoft and the decrease in the volume of bulk CD production had similar impacts on our year-to-date results.  Also negatively impacting our year-to-date results was a reduction in revenue from a large customer which moved a portion of the kitting and assembly work previously performed in the U.S. to Asia.

Gross Profit

Our reported third quarter gross profit percentage improved 2.8% from 14.3% in 2003 to 17.1% in 2004.  Approximately one-half of this improvement is attributable to a reduction in royalty expenses under a revised royalty agreement signed in the fourth quarter of 2003. The balance of the increase is attributable to a favorable shift in product mix away from bulk CD production as described under “Revenue” above, as well as benefits achieved from efficiency initiatives put in place earlier this year.  Partially offsetting these increases was the negative effect of increases in the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media.  Over the past two quarters, petroleum price increases and supply shortages have placed significant upward pressures on the price of polycarbonate. While we have entered into a purchase agreement with our polycarbonate supplier that limits future price increases and ensures adequate supply for our anticipated fourth quarter production, the increases allowed under the agreement have had a negative impact on our gross profit.

On a year-to-date basis, our reported gross profit margins improved from 14.3% in 2003 to 17.0% in 2004.  This improvement is also partially attributable to reduced royalty expenses under our revised royalty agreement as well as to a gain in the second quarter on a settlement with one of our vendors.  The balance of margin improvement is also attributable, but to a lesser degree, to similar other factors affecting third quarter margins as described above.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in 2004 increased 14.3% on a quarterly basis and 6.5% on a year-to-date basis, as compared to the same periods in 2003.  These increases are primarily attributable to increases in professional fees related to the implementation of Sarbanes-Oxley compliance procedures, legal fees, an increase in the cost of employee health insurance and costs associated with our facility consolidation (see Note 6 to the consolidated financial statements).

Litigation Reserves

As previously disclosed in our Forms 10-Q and 10-K, we have been the subject of a Securities and Exchange Commission investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we have established a reserve of $7.5 million which represents our estimate of the related minimum expected probable losses that would result from settlement offers made by the Company.  There is no assurance that these offers will result in settlements and eventual losses in these matters may exceed these reserves and could have a material adverse effect on our results of operations, financial condition or cash flows.

Charge related to settlement of customer claim

As discussed further in our 2003 Form 10-K, our 2003 results include a one-time charge attributable to an accommodation we reached with one of our customers regarding allegations of unauthorized production of their software.

Income Taxes

The decrease in our effective tax rate from 2003 to 2004 reflects changes in our estimated annual 2004 taxable earnings and losses in each of the tax jurisdictions in which we operate.

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

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements.  In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1), regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations.”  EITF 03-1 was to be effective for all other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed by FASB Staff Position EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted in September 2004. The delay of the effective date for paragraphs 10–20 will be superseded concurrent with the final issuance of proposed FASB Staff Position EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’”.  Under EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements 115 and 124.  For all other investments within the scope of EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.  We do not expect the implementations of these pronouncements will have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At September 2004, cash and cash equivalents totaled $66.1 million, a decrease of $2.8 million from December 2003.  Cash flow from operating activities through September 2004 was a negative $4.1 million, reflecting the first quarter payment of approximately $8.5 million of royalties accrued at the end of 2003 as well as previously disclosed payments made pursuant to an employment agreement with our former CEO.  Favorably impacting our operating cash flow were initiatives we implemented during the year to ensure we are diligently managing our accounts receivable and accounts payable balances, ensuring that we receive timely payments from our customers while taking advantage of our payment terms, including discounts where appropriate, with our vendors.  The large royalty payment in 2004 was related to the fourth quarter 2003 signing of a revised royalty agreement with one of our major patent holders.  Negotiation of this agreement began in 2002.  Royalties under the previous agreement continued to be accrued, with payment suspended pending the completion of a revised agreement.

Negatively impacting our financing cash flow was the repurchase of common stock from a former director (see Note 7 to the Consolidated Financial Statements).  Offsetting our negative operating and financing cash flows were proceeds of $5.2 million from the sale of a portion of our Intraware shareholdings in the second quarter (see Note 4 to the consolidated financial statements).

Working Capital and Liquidity.  Working capital totaled $89.0 million and $88.6 million at September 2004 and December 2003, respectively.  Our primary source of working capital continues to be cash and cash equivalent balances as described above.  In addition to our working capital balances, we also hold available-for-sale securities which represent our investment in Intraware (see Note 4 to the consolidated financial statements).  These securities are fully registered and had a market value at September 2004 of $3.9 million.

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

Contractual Obligations.  During the third quarter of 2004, we entered into a lease for a 227,500 square feet multi-purpose facility in Memphis, TN (See Note 5 to the Consolidated Financial Statements). The initial lease term runs through April 2008 and will require minimum rental payments totaling approximately $3.0 million. Under the agreement we have the option to extend the lease for an additional 36 months.

During the second quarter of 2004, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Over the past two quarters, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2005, we have agreed to purchase 9.4 million pounds of polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement, subject to purchase volume reductions, are approximately $9.0 million based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

Outlook

Given the dynamic market conditions in which we operate, our ability to accurately predict revenue and earnings for a given time period is difficult.  Any predictions made are subject to management’s interpretation of the data available, and may not directly reflect forecasts produced internally within any individual report.  We have very limited visibility to our customers’ near or long-term demand for our services, and changes by our customers in the content of the products we produce for them can significantly affect our levels of reported revenue and related profits.

During the second quarter of 2004, we were informed of changes to certain programs we support for several of our larger customers that may result in noticeable declines in the level of business we currently have with these customers.  The first of these customer-driven changes involves the elimination of certain recovery CDs and printed materials from some of the new PC’s shipped to their customers. This change was originally expected to go into full effect during the third quarter of 2004, and while we began to see some effects in the third quarter, the majority of the planned change has been delayed to 2005.  We had also been informed by one of our larger customers that, possibly starting in 2005, a certain portion of their customer base supported by us will be migrated to a new service delivery system operated by one of our competitors.  In addition to these changes, we have also experienced an increased emphasis on the part of several of our customers to move portions of the services we currently provide to them to lower cost geographies, particularly Asia. Although these customers have indicated their intent to implement these changes, the permanency and timing of these decisions is not certain, and to date, these changes have not had a material negative impact on our business.  Due to these uncertainties, we are unable at this time to accurately quantify their future affect on our business.  However, these changes could have a significant impact on our future revenues and profitability should they be fully and permanently implemented.

In addition to these and other market changes, our industry continues to experience general pricing pressures from our customers.  Some of our gains in revenue or market share have resulted in demands from our customers for continued cost savings.  While we have been able to achieve some level of gross profit margin improvements to date in 2004, there can be no assurances that we will be able to sustain these improvements.  Our 2004 gross profit margins will continue to benefit from the effect of reduced royalty rates, but we expect offsetting pressures to come from customer pricing declines and increases in commodity prices.  Over the past two quarters, supply shortages and petroleum price increases have placed significant upward pressures on the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media. While we have entered into a purchase agreement with our polycarbonate supplier that limits future price increases, the increases allowed under the agreement have had, and will continue to have, a negative impact on our gross profit margins.  While we will be working with our customers in the fourth quarter of 2004 to pass on to them a portion of these cost increases, there are no assurances that we will be successful in doing so or that our attempts to pass along these cost increases will not result in a loss of business to competitors.  In addition, we believe we must also make certain investments in our people, processes and technology infrastructure in 2004 to deliver the improvements in the levels of service our customers expect, and to achieve cost savings that may not materialize until later in the year or in 2005.   Accordingly, our ability to achieve profitable operating results for the full year 2004 will be challenging.  In light of this challenge, we will continue to actively pursue investments, internally or through synergistic acquisitions in new geographies, additional service offerings or customer markets that will provide us with opportunities for profitable growth.

Looking forward to the fourth quarter of 2004, in addition to the factors outlined above, the comparability of our 2004 and 2003 operating results will also be affected by the Company’s fourth quarter fiscal calendar which will include 14 weeks of business operations as compared to 13 weeks in a typical fiscal quarter.  This factor will affect both revenue and operating costs.  However, our fourth quarter 2003 operating results were exceptionally strong and reflected a surge of demand from our customers that continued throughout the entire quarter and into the first quarter of 2004.  Our current expectations for the fourth quarter of 2004 are for our business to be seasonally stronger than the third quarter of 2004, but we believe it is unlikely that we will achieve the levels of revenue and operating profitability achieved in the fourth quarter of 2003.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: the possible lack of permanency or changes in the implementation timelines of decisions communicated to us by certain of our customers to eliminate certain recovery CDs and print materials from some of their PC shipments and to move certain business currently provided by us to one of our competitors; the impact of polycarbonate price increases on our gross profit margins and our ability to pass these price increases on to our customers; our expectation that customer pricing declines and raw material price increases will put pressure on our gross profit margins; our expectation that our fourth quarter 2004 operating results will be seasonally strong but unlikely to achieve the levels reached in the fourth quarter of 2003; our expectation that synergistic investments we may make in new geographies, additional service offerings or customer markets will result in profitable growth; the continuation of historical trends; our current position with respect to addressing the challenges of our business; growth prospects of supply-chain outsourcing services; the strength of our customer relationships and related impact on our ability to retain such customers in the future; growth opportunities associated with our efforts to broaden our customer base outside our traditional markets; achievement of long-term benefits associated with necessary investments in our business; and the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Legal Matters” in Note 5 to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 7 to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS

(a)          The following exhibits are filed with this Report:

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

Date: November 2, 2004		ZOMAX INCORPORATED

	By:	/s/ Anthony Angelini
Anthony Angelini, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Robert J. Rueckl
Robert J. Rueckl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 24, 2004

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