Form 10-K
period 2004-12-31
ZOMAX INC /MN/
filed 2005-03-31
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                                Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates was $113,406,267 based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 25, 2004.

The number of shares outstanding of the registrant’s common stock as of March 15, 2005 was 32,632,061 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Established in 1993, we have approximately 1,300 full-time employees and operate eleven facilities in the United States (“U.S.”), Canada, Mexico, and Ireland.  In January 1999, we acquired the businesses and certain assets of KAO Corporation in the U.S., Canada and Ireland.  This acquisition significantly expanded our media replication capacity, scope of services and geographical footprint and we continue to expand our geographic presence and supply chain services by building and acquiring new capabilities.

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

Services

Our outsourcing solutions enhance the process of sourcing, production, and fulfillment through a modular suite of supply chain services that enable customers to select the combination of services that best meet their unique needs.   Our services are delivered from a network of eleven facilities across the United States, Mexico, Canada, and Ireland and include the following:

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

•                  Production – High-capacity CD and DVD manufacturing is critical to meeting the media requirements for our customers.  In addition, our in-house Print-on-Demand offerings enable personalized, quick-turn print materials for product or information kits.

•                  Assembly and Kitting – Our customers require a highly flexible set of assembly and kitting services to handle a broad range of products. We provide scalable assembly services that include automated assembly, a flexible workforce, and JIT capabilities to meet unique customer requirements.

•                  Fulfillment – We support a full range of retail and end-customer distribution models and provide integrated returns management services.  Our capabilities include physical fulfillment and electronic software delivery to meet the unique needs of our customers.

In 2002, we completed a strategic partnership with Intraware (Nasdaq “ITRA”) to incorporate Electronic Software Delivery (ESD) into our solutions offered.  In May 2004, Zomax announced a change to this agreement which allows Zomax to offer customized services that are specifically tailored to the requirements of our large technology customers. The revised agreement also allows both Zomax and Intraware to partner with other providers and sell to a broader universe of customers.

In 2003, we also added Print-On-Demand services to our Fremont, California facility.  This solution enables companies to customize documentation, manuals and promotional materials and bundle them just-in-time with their products as they bring them to market.

In 2004, Zomax opened a new assembly and distribution center in Memphis, Tennessee. The Memphis facility will leverage its central U.S. location and proximity to leading logistics carriers to support increasing market requirements for just-in-time assembly and distribution services.  The new center, the largest in Zomax’ network of facilities, will provide customers with automated and manual assembly, direct-to-store and distribution center fulfillment, and reverse logistics services.

With the breadth and modularity of our services, customers can choose to outsource some or all of their supply chain functions.  In all cases, our account and project management organizations maintain daily contact with our customers to ensure the highest level of quality and responsiveness.

Customers, Markets and Sales

We market and sell outsourced supply chain services to a variety of customers.  Historically, the majority of our revenue is derived from customers in the computer hardware manufacturing and software publishing industries.  We currently service a broad base of customers in these industry segments including Microsoft®, Dell®, Logitech®, Apple® and Hewlett Packard®.  During 2004, 2003, and 2002, Microsoft revenues accounted for 22%, 22%, and 20%, respectively, of our total revenues.  In addition, Dell accounted for approximately 19% of our total revenues in 2004 and 10% of our total revenues in 2003.

Zomax is organized with cross-functional customer-focused teams to support our customers.  We employ Business Unit Managers for our largest customers who lead a team of Zomax employees to deliver the services and support the customer requires.  Within each customer team are project managers responsible for ensuring that each order is processed on a timely basis, all required support materials are in place, and desired quality levels are achieved.  We also employ a direct sales staff in the US and Ireland that is responsible for developing new business relationships.  The sales team focuses on markets where we have experience and proven customer references including software publishing, marketing services, customer information services and more.

We are also an authorized replicator of Microsoft, which allows us to replicate Microsoft products for any authorized distributor or OEM in the North and South American regions.  We are also authorized to perform fulfillment services for Microsoft licensed OEMs.  These arrangements are pursuant to annual agreements with Microsoft.  We also provide replication, telemarketing and fulfillment services for certain Microsoft programs under a Master Services Agreement.  Each of our primary contracts with Microsoft expires in June 2005.  We expect, but cannot guarantee, that these agreements will be renewed.

Competition

The supply chain service industry is highly competitive and is undergoing consolidation.  We compete primarily with supply chain service providers and, to a lesser extent, with media replicators and third party logistics companies.  Each of these producers generally services a defined set of customer needs.

•          Supply Chain Service Providers.  Companies in this segment provide services that help companies manage the flow of their products to their consumers from sourcing to manufacturing to distribution.  Examples include companies such as Zomax, Arvato (a division of Bertlesman AG), Startek Corporation, ModusLink, Digital River, and Inoveris.  We believe our in-house media replication and contact centers enable us to provide better synchronized programs for customers and provide us an advantage over these competitors.

•          Media Replicators.  Companies in this segment manufacture and distribute CD and DVD media.  Examples include Sonopress (a division of Bertlesman, AG), Cinram International Inc., Duplium, Technicolor and Crest.  Several media replicators have expanded their solutions to include additional supply chain services such as distribution or returns management.  We believe that our complete range of services, including customer contact services and ESD, provide a competitive advantage for Zomax.

•          Third Party Logistics Organizations.  Core services for these companies are distribution and logistics and include organizations such as Ingram-Micro Logistics and UPS.  Our in-house logistics capabilities coupled with our media replication and assembly services help position us well against these companies, and in some situations, enable partnership opportunities with these competitors for large customers.

•          Printing and Packaging Firms.  Organizations such as Banta, IPC and Q-Media started in the printing or packaging market and expanded their services to include other aspects of the supply chain. We believe that our in-house media replication and contact center services help position us as a more complete solution provider than these companies.  Some of these companies partner with us to provide printing and packaging services for our customers.

A number of our national and regional competitors are larger and more established with greater financial and other resources than us, particularly as consolidation in the industry continues.  As a result, such competitors may be able to respond more quickly to market changes or to devote greater resources to the manufacture, promotion, and sale of their products and services than we can.  Alternatively, other competitors have weak financial status in comparison to us. We believe that financial strength continues to be a key decision making component for customers, and that our financial position is an advantage over these other competitors.

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

Financial Information About Geographical Areas:

Financial information about our geographic segments is presented in Note 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Fiscal Year End

Our fiscal year ends on the last Friday of the calendar year.  Unless otherwise indicated, our fiscal years ended December 31, 2004, December 26, 2003, and December 27, 2002, are referred to herein as 2004, 2003, and 2002, respectively.

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

Employees

We have approximately 1,300 full-time employees and we contract to hire additional labor resources on a temporary basis to perform manufacturing and fulfillment related services as the need arises.  We believe that our relations with our employees are good and that we provide competitive salary and benefits programs.  None of our employees are covered by a collective bargaining agreement.

Risk and Uncertainties

The discussion in this Item 1 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following:

•                  our competitive position relative to other companies providing similar services;

•                  our relationships with our employees;

•                  the effect on our business of communication from certain customers regarding their intentions to eliminate certain recovery CDs and print materials from some of their PC shipments or award certain business currently provided by us to one of our competitors, the possible lack of permanency of those decisions and/or changes in their implementation timelines;

•                  the strength of our customer relationships and related impact on our ability to retain such customers in the future;

•                  the potential negative impact on profitability due to the growing pricing pressure from competitors;

•                  the impact of polycarbonate price increases on our gross profit margins and our ability to pass these price increases on to our customers;

•                  our ability to successfully resolve issues related to our notice from Microsoft regarding non-compliance with certain Authorized Replicator (AR) policies and our belief that we are not at significant risk of losing our AR status as a result of these issues;

•                  the potential threat caused by the development and rate of market acceptance of new media storage techniques or other electronic technologies on the need for CD media in the PC hardware and software industries;

•                  the effectiveness of actions taken to remediate the material weakness we have identified in our internal control over financial reporting;

•                  our expectations about our ability to meet the challenges of our business;

•                  the growth prospects of supply-chain outsourcing services;

•                  the growth opportunities associated with our efforts to broaden our customer base outside our traditional markets;

•                  achievement of long-term benefits associated with necessary investments in our business;

•                  the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs;

•                  our ability to manage near-term exposure to continuing upward polycarbonate pricing pressures through our supply agreement with our polycarbonate supplier.

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following listing of risks and uncertainties actually occur, our business, financial condition or results of operations could suffer. The risks and uncertainties described below may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future. These risks and uncertainties include, without limitation:

We are dependent on a small number of key customers in the personal computer (PC) hardware and software industries.

Our business continues to be dependent on a small number of key customers in the PC hardware and software industries.  Our top five customers in 2004, 2003, and 2002, were all members of these industries and in the aggregate represented 58%, 50%, and

48%, respectively, of our total revenue. Accordingly, our operating results are influenced by the changes and volatility in these industries and the macroeconomic factors that influence the demand for personal computer hardware and software. In general, our contractual agreements with these and other customers allow them to terminate service with very little notice and without cause.  Furthermore, significant portions of our revenue from these customers are derived from individually large product programs within these customers.  As a result, our revenues can be materially sensitive to decisions customers make with respect to these individual programs. Included in our top five customers are Microsoft and Dell, from which we received, in the aggregate, approximately 41% of our revenues in 2004 and 32% in 2003. The loss of either of these customers, in particular, would have a material adverse effect on our operations.

We have been informed of changes to certain programs we support for several of our larger customers that may result in noticeable declines in the level of business we currently have with these customers. The first of these customer-driven changes involves the elimination of certain recovery CDs and printed materials from some of the new PC’s shipped to their customers. This change was originally expected to go into full effect during the third quarter of 2004, and while we began to see some effects of this change in 2004, the majority of the planned change has been delayed to 2005.  We have also been informed by one of our larger customers that, possibly starting in 2005, a certain portion of their customer base supported by us will be migrated to a new service delivery system operated by one of our competitors. Although these customers have indicated their intent to implement these changes, the permanency and timing of these decisions is not certain, and to date, these changes have not had a material negative impact on our business. Due to these uncertainties, we are unable to accurately quantify their future affect on our business. However, these changes could have a significant impact on our future revenues and profitability should they be fully and permanently implemented.

In addition to the risk of program changes, the work we perform for our customers is periodically put out for competitive bid.  We believe we have strong relationships with our current customers and that our knowledge of their business, our flexibility to meet their changing needs, our broad range of service capabilities and our strong balance sheet are important decision factors for them.  However, the risks exist that we may not be the successful bidder, that our profit margins will be negatively impacted by pricing changes necessary to retain their business, or that consolidation among our customers or competitors could cause disruption in our existing customer relationships. Some of our larger customers rely on unique information technology systems that we possess, which provides us a competitive advantage.  However, there can be no assurances that this advantage will not be reduced or eliminated by alternative solutions developed internally by these customers or by our competitors.  If we were to lose all or a significant portion of our business with one of these key customers, our revenues and profit margins would be materially and negatively impacted.  In addition, competition in these industries, particularly the PC hardware industry, has resulted in the need for these companies to put continued pressure on their vendors, including Zomax, for price reductions and increased service levels.

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

In addition, some of our competitors are larger and have substantially greater resources and capabilities in information technology, global facilities, staff expertise and other areas that can limit our ability to make the investments required to remain competitive and be profitable.  We have identified the need to continue to make additional investments in information technology, expansion into other geographical markets and the development and capabilities of our staff.  However, we can not be assured that these investments will generate or sustain a particular competitive advantage.

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

We have experienced increasing costs of polycarbonate, a petroleum-based raw material used in the manufacture of optical media.

Starting in the middle of 2004, the cost of polycarbonate began to increase and indications are that these increases will continue throughout most of 2005.   While we were able to successfully implement a one cent surcharge to customers in the fourth quarter of

2004, we cannot be assured we will be able to continually pass these increasing costs on to our customers.  If we are unable to do so, our gross margins and profitability will be significantly and negatively impacted.

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

Microsoft has informed us of instances of non-compliance with certain AR policies largely related to our integration of a business partner’s work that involved some non-standard business practices.  We are working with Microsoft and the business partner to satisfactorily resolve these matters and believe that we will successfully do so.

We do not believe that we are at significant risk of losing our status as a Microsoft AR because of these matters and are unaware of any other matters that may jeopardize our AR status.  If, however, we were to lose our Microsoft AR status, we would lose a significant portion of our business with our customers that sell Microsoft software and our revenues and profitability would be materially and negatively impacted.

We may not be able to meet our customers’ requirements regarding the security of their intellectual property, inventory and other assets.

We manage or take possession of many of our customers’ physical and intellectual properties.  Much of this property consists of consigned inventory or intellectual property in our possession, the value of which is not reflected in our financial statements.  If we fail to protect their property or meet their security requirements, we may be liable to these customers for penalties or reimbursement up to full retail value of the property and may lose their business, which could have a material negative impact on our financial condition or results of operations.

We are dependent on revenues from the replication of CD and DVD media which may be threatened by the development and rate of market acceptance of new media storage techniques or other electronic media technologies.

Our business continues to be heavily dependent on the use of CD, and to a lesser degree, DVD media in the PC hardware and software industries.  The increasing availability of broadband communications services, changes in fixed storage techniques used in the PC industry, and the development of alternative electronic storage and back-up technologies at lower costs, are examples of technologies that may threaten to reduce or eliminate the need for CD media in the PC hardware and software industries.  A significant decline in the use of CD media in these industries would have a significant negative impact on our revenues and profitability.

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

As previously disclosed in our filings with the SEC, we have been the subject of a SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we have established a reserve as of December 31, 2004, of $8.5 million which represents our estimate of the related minimum expected probable losses that would result from settlement offers we have made. There is no assurance that these offers will result in settlements, and eventual losses in these matters may exceed these reserves and could have a material adverse effect on our results of operations, financial condition or cash flows.

We concluded that our internal controls over financial reporting were not operating effectively as of December 31, 2004.

As further discussed in Part II, Item 9A of this Form 10-K, we identified a material weakness in our internal control over financial reporting and therefore concluded that our internal controls over financial reporting were ineffective as of December 31, 2004.  While we believe that we either have implemented, or expect to implement, actions to remediate this weakness, there can be no assurances that these remediations will be effective at preventing such weakness from continuing. Failure to correct this weakness may lead to a further negative impact on our financial results, including the possible loss of business from certain customers as a result of uncertainties caused by the weakness, a qualified report from our independent auditors, a loss in confidence in the reliability of our financial reports or a decline in our stock price due to an adverse reaction from the financial markets.

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

Available Information

See our web site at www.zomax.com for additional information regarding our products and services.  All reports we file electronically with the SEC are available by contacting Investor Relations at investorrelations@zomax.com or (763) 553-9300.  These filings are also accessible on the SEC’s web site at www.sec.gov.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.   PROPERTIES

Our principal facilities consist of the following:

•                  We lease two facilities in Minneapolis, Minnesota, totaling approximately 183,000 square feet in which we perform mastering, replication, printing, print management, packaging, warehousing, fulfillment, distribution, and RMA processing activities.  Our corporate offices are also located in one of these facilities.  These leases expire in 2005 through 2006.  The largest of these facilities is an 82,000 square foot facility that we lease, with terms equivalent to those in an arms-length transaction, from a partnership in which a significant shareholder and former member of our Board of Directors, owns a one-third interest.  We lease this space at a base rent of $8.03 per net rentable square foot per year.  We are also obligated to pay all taxes and operating expenses of this facility.  This lease expires in December 2006.

•                  We own a 158,000 square foot facility in Arnprior, Canada, in which we perform mastering, replication, print management, printing, packaging, warehousing and distribution activities.

•                  We lease a 153,000 square foot facility in Fremont, California, in which we perform mastering, replication, print management, printing, packaging, warehousing, fulfillment, distribution and RMA processing activities.  This lease expires in March 2006.

•                  We lease two facilities in Dublin, Ireland, totaling approximately 139,000 square feet in which we perform customer contact center activities as well as replication, print management, printing, packaging, warehousing, fulfillment, and distribution.  These leases expire from 2016 to 2026.  We have the option in 2007 and 2011 to cancel these leases upon providing appropriate notice and penalty payment.

•                  We lease a 46,000 square foot facility in Juarez, Mexico, in which we perform warehousing and distribution activities.  This lease expires in December 2005.

•                  We lease a 227,500 square foot facility in Memphis, Tennessee. in which we perform packaging, fulfillment, distribution and RMA processing activities.  This lease expires in April 2008. Under the agreement we have the option to extend the lease for an additional 36 months.

•                  We lease a 30,000 square foot facility in Concord, California, in which we perform customer contact center activities.  This lease expires in March 2008.

We believe that the facilities used in our operations are adequate to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

Legal Matters.  As previously disclosed in our filings with the SEC, we have been the subject of a SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we have established a reserve as of December 31, 2004 of $8.5 million which represents our estimate of the related minimum expected probable losses that would result from settlement offers made by us in these matters.  A portion of the settlement offer related to the consolidated class action lawsuit includes the proposed issuance of 1,500,000 shares of the company’s common stock and has been valued at $6.2 million based on the closing market price of $4.11 on December 31, 2004.  There is no assurance that these offers will result in settlements, and eventual losses in these matters may exceed these reserves and could have a material adverse effect on our results of operations, financial condition or cash flows.

We are involved in certain other claims arising in the normal course of business.  In our opinion, the final outcome of these matters will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is quoted on the Nasdaq National Market under the symbol “ZOMX.”  The following table shows the high and low closing bid prices of our Common Stock.  These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$5.32	$3.93	$4.55	$2.87
Second Quarter	4.30	3.59	4.00	2.90
Third Quarter	3.78	2.93	5.59	3.34
Fourth Quarter	4.11	3.10	6.50	4.77

Holders

As of March 15, 2005, there were approximately 418 recordholders of our Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts.  Based on information which we have obtained from our transfer agent, there are approximately 10,372 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future and intend to retain future earnings for the development of our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Part II, Item 8 of this Form 10-K.

	2004(1)	2003(2)(4)	2002	2001(3)	2000
	(In thousands, except per share data )

STATEMENT OF OPERATIONS DATA:
Revenue	$199,428	$197,816	$185,500	$216,797	$239,090
Gross profit	30,397	36,529	32,812	50,109	71,526
Selling, general and administrative expenses	45,704	40,982	35,264	31,964	33,532
Operating income (loss)	(15,307)	(4,453)	(2,452)	17,222	37,994
Income (loss) before income taxes	(12,034)	(4,196)	(1,252)	14,254	38,451
Income tax expense (benefit)	(3,623)	(3,021)	(573)	5,221	13,592
Net earnings (loss)	(8,411)	(1,175)	(679)	9,033	24,859
Earnings (loss) per share:
Basic	(0.26)	(0.04)	(0.02)	0.28	0.78
Diluted	(0.26)	(0.04)	(0.02)	0.27	0.74
Weighted average common shares outstanding:
Basic	32,628	32,621	33,050	32,364	31,915
Diluted	32,628	32,621	33,050	33,152	33,529

BALANCE SHEET DATA:
Cash and cash equivalents	$41,092	$51,899	$66,146	$74,999	$63,577
Short-term available-for-sale securities	19,200	17,000	6,000	—	—
Working capital	83,332	88,140	89,960	89,889	69,872
Total assets	168,154	181,039	167,183	163,506	167,935
Long-term notes payable, net of current portion	—	—	747	3,720	6,757
Total shareholders’ equity	128,112	137,053	130,549	124,424	112,095

(1)       Results of operations in 2004 include a pretax charge of $8.5 million, or $0.18 per share, for litigation reserves related to minimum expected probable losses that would result from our settlement offers to the SEC and class action shareholders, and a pretax gain of $2.8 million, or $0.05 per share, on sales of a portion of our Intraware shareholdings.

(2)         Results of operations in 2003 include a pretax charge of $2.0 million, or $0.04 per share, for accrued payments under a separation agreement with our former CEO, a pretax benefit of $2.7 million, or $0.05 per share, for a royalty adjustment relating to amounts accrued in 2002, and a $1.0 million benefit, or $0.03 per share, related to a reduction in our tax accruals following the completion of a Canadian tax audit.

(3)         Results of operations in 2001 include a pretax charge of $4.4 million, or $0.09 per share, for the write-off of our investment in Microgistix, and a pretax charge of $0.9 million, or $0.02 per share, for the write-off of goodwill related to our acquisition of Trotter Technologies, Inc.

(4)         We have restated our 2003 consolidated financial statements for misstatements discovered in our Ireland subsidiary.  These restatements primarily affected cost of revenue and resulted in an increase of our loss per share from ($0.02) to ($0.04).  See Note 14 to the Consolidated Financial Statements for further discussion of these restatements.  The table in this Item 6 reflects these restatements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year-End

Our fiscal year ends on the last Friday of the calendar year.  To simplify our narrative discussion, we refer to the fiscal years ended December 31, 2004, December 26, 2003, and December 27, 2002, as 2004, 2003, and 2002, respectively.

Restatement of Financial Statements

As fully discussed in more detail in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, our 2003 consolidated financial statements have been restated to reflect the results of our internal investigation into financial reporting and accounting irregularities at our Ireland Subsidiary, Zomax Limited.  Our discussion and analysis of financial condition and results of operations in this Item 7 reflect the effect of the restatement.

Introduction and Overview

Overall, fiscal 2004 represented a financially challenging year.  From a revenue perspective, we posted strong seasonal fourth quarter revenues of $58.6 million and ended the year with $199.4 million in revenues.  These results exceeded fiscal year 2003 by $1.6 million.  However this slight growth did not result in improved gross profit margins or improved operating income.  Costs related to the pending SEC investigation and consolidated class action lawsuit, significant losses in our Irish operations, continued upward pressure on polycarbonate costs and ongoing changes in our customers’ product mix combined to negatively impact our profitability.  For 2004, we posted a loss of $0.26 per share compared to a loss of $0.04 per share in fiscal 2003.

The majority of our revenue has historically been, and continues to be, driven by a relatively small number of large technology-focused customers in the personal computer hardware and software industries.  We are privileged to have long-standing relationships with our customers who are market leaders in their industries, but these customers demand continuous improvements in service, quality and price from their vendors.  Furthermore, media production over-capacity in our industry, particularly during seasonally slow periods, continues to result in fierce competition between vendors.  This combination of customer demands for continuous improvement and intense competition continues to limit the ability of Zomax and other companies in our industry to maintain or regain pricing power.  Accordingly, while we have grown our revenues over 2003, we continue to experience pressure on our ability to improve our levels of profitability at comparable growth rates.

In addition to the challenges discussed above, our business faces a number of other risks and uncertainties, a more detailed discussion of which can be found in Part I, Item 1 of our Form 10-K.

While we recognize the many risks and challenges to growing our business and returning it to consistent profitability, we believe we are well-positioned to address such challenges.  Our core market – supply-chain outsourcing services – continues to show promising growth.  We believe we have strong relationships with our customers and that our knowledge of their businesses, our flexibility to meet their changing needs, our broad range of service capabilities and our financially strong balance sheet are important decision factors for these customers.  We also believe that our efforts over the past two years in broadening our customer base in both traditional and new markets should provide opportunities for growth.  While we believe we have many of the ingredients necessary to return growth and profitability to our business, doing so will require that we continue to increase our investments in the people, processes and technologies that are critical to delivering services to our customers and positioning our business for growth.  Some of these investments will provide added pressure on our profitability in the short term, but we believe they will deliver the benefits necessary to our long-term success.

General Factors Affecting Our Financial Results

Fiscal Calendar.  The comparability of our 2004 and 2003 operating results is affected by our 2004 fiscal calendar, which included 53 weeks of business operations as compared to 52 weeks in 2003.  This factor affected both revenue and operating costs.

Revenue.  We derive our revenues from a wide variety of supply chain services provided to our customers.  The number of CD and DVD media units that we replicate for our customers, changes in pricing, changes in the composition of the products and services we provide, consumer demand for our customers’ products, seasonal consumer buying patterns, and changes in the mix of customers we serve, are all factors that contribute to changes in our revenues from period to period.  In addition, a significant portion of revenue from our larger customers is derived from individually large product programs within these customers.  As a result, our revenues can be materially sensitive to decisions customers make with respect to these individual programs.  Revenues are generally more favorably impacted when our mix of customers is weighted toward those who are using a broad range of our services.  Bundled pricing, changes in the content of the products we make for our customers, and other dynamics make it difficult to precisely determine the impact each of these factors has on changes in our total revenue.

Gross Profit Percentage.  Our gross profit percentage during a period is dependent on a number of factors.  Changes in raw material prices, particularly polycarbonate, a petroleum-based plastic used in the manufacturing of CD and DVD media, can impact margins. While polycarbonate pricing had been relatively stable over the past few years, recent increases in petroleum prices and supply shortages are continuing to put upward pressure on polycarbonate pricing and are negatively impacting our gross profit margins. Although we implemented a one cent surcharge on CD and DVD media in the fourth quarter of 2004, we can not be assured we will be able to continue to pass the increasing costs of polycarbonate on to our customers. See further discussion below under the caption titled “Gross Profit” for the impact of polycarbonate price increases on our 2004 gross profit percentage. In addition to changes in pricing and raw material costs, the volume of business we experience in a given period also impacts our margins.  A large portion of the costs required to deliver our products and services are fixed in nature.  Increases in volume allow us to leverage these costs resulting in higher gross profit margins, while decreases in volume have the opposite effect.  Our relative mix of customers, as well as the related content of products or services we provide them, can also have a significant impact on gross profit margins.  For example, the relative mix of CD/DVD media, labor, print and other material in the products we produce for our customers can affect our overall gross profit percentage.  Although gross profit measured as a percentage of revenue may be lower, we believe providing incremental, value-added services to our customers, has an overall positive effect on gross margin as measured in dollars.  Additionally, our ability to utilize automated packaging equipment versus manual labor can have a favorable effect on gross profit.

Selling, General and Administrative (SG&A) Expenses.  A substantial portion of our SG&A expenses are fixed in nature.  However, certain components such as incentive compensation, professional services, travel and other expenses can vary based on business results, individual events, or initiatives we may be pursuing at various times throughout the year.  In addition to these factors, some of our SG&A expenses are incurred in Ireland and Canada and changes in the respective foreign currency rates can cause our expenses reported in U.S. dollars to fluctuate.

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	2004	2003 Restated	2002
Percent of Revenue:
Revenue	100.0%	100.0%	100.0%
Gross profit	15.2	18.5	17.7
Selling, general and administrative (SG&A) expenses	22.9	20.7	19.0
Operating loss	(7.7)	(2.3)	(1.3)
Income tax benefit	(1.8)	(1.5)	(0.3)
Net loss	(4.2)	(0.6)	(0.4)
Other Operating Statistics:
Media units sold -% change from prior year	(0.9)%	4.1%	2.6%
Revenue -% change from prior year	0.8	6.6	(14.4)
SG&A expenses -% change from prior year	11.5	16.2	10.3
Effective tax rate	30.1	72.0	45.8

Note:                   We have restated our 2003 consolidated financial statements for misstatements discovered in our Ireland subsidiary.  These restatements primarily affected cost of revenue and resulted in an increase of our loss per share from ($0.02) to ($0.04).  See Note 14 to the Consolidated Financial Statements for further discussion of these restatements.

Revenue

2004 vs. 2003.  Our revenues increased on an annual basis for the second consecutive year, growing 0.8%, from $197.8 in 2003 to $199.4 million in 2004.  Our volume with Microsoft, which remains our largest customer, has continued at approximately the same percentage of total revenue, 22%, as in 2003.  As discussed in our 2003 Form 10-K, Dell became a greater than 10% customer for the first time in 2003, and our volume with this key customer has continued to grow in 2004, comprising approximately 19% of our total revenue.  Offsetting our increased business with Dell in 2004, were decreases in revenue from a customer to which we provided large volumes of low-priced, bulk CDs in 2003, a decrease in revenue from a large customer which moved a portion of the kitting and assembly work previously performed in the U.S. to Asia, and a general business decline experienced by one of our other customers in the PC OEM industry. Our 2004 fiscal calendar, which included 53 weeks, as compared to 52 weeks in 2003, also had a favorable impact on our 2004 revenues.

2003 vs. 2002.  For the first time since fiscal year 2000, our revenue increased on an annual basis, growing 6.6%, from $185.5 million in 2002, to $197.8 million in 2003.  In 2003, we experienced a 4.1% increase in media unit volume, accounting for the majority of our 6.6% increase in revenue.  This volume increase was driven mostly by increases in demand from our current customer base, but also by demand from new customers.  The balance of the revenue increase was a result of a favorable change in our customer mix, partially offset by continued pricing pressures. The increase in demand in 2003 was relatively broad across our major customer base.  Microsoft, our largest customer, represented approximately 22% of our revenue in 2003, up from approximately 20% in 2002.  In addition to Microsoft, sales to Dell Computer were 10% of our total revenue in 2003, representing a significant increase over 2002. The improvement in customer mix in 2003 was primarily related to a reduction in sales to a customer which purchased large volumes of lower priced, bulk CDs from us in 2002.  Bulk CDs represent CDs that we replicate and sell without providing additional services such as packaging or fulfillment.  The price declines were a result of the general industry conditions discussed in the “Introduction and Overview” above.

Gross Profit

2004 vs. 2003. Our gross profit percentage fell 3.3% from 18.5% in 2003 to 15.2% in 2004. Our 2003 gross profit margin was favorably impacted by a $4.8 million benefit related to the signing of a revised royalty agreement which resulted in a retroactive reduction in unpaid royalties accrued in 2002 and 2003.  Of this benefit, $2.7 million relates to royalties accrued and charged to cost of revenue in 2002, and accounts for 1.4% of the total 3.3% decline in gross profit margin from 2003 to 2004.  In addition, our 2004 margins were significantly impacted by increases in the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media. Over the last three quarters of 2004, petroleum price increases and supply shortages have placed significant upward pressures on the price of polycarbonate. While we have entered into a purchase agreement with our polycarbonate supplier that limits future price increases and ensures adequate supply for our anticipated first half 2005 production, the increases allowed under the agreement have had a negative impact on our gross profit. Polycarbonate cost increases accounted for an estimated decline of $1.9 million, or 1.0%, in our gross profit margins as compared to 2003. This decline includes the offsetting effect of a one cent surcharge on CD and DVD media passed on to our customers in the fourth quarter of 2004. Also, significant operational deficiencies in our Ireland manufacturing facility contributed to the decline in our gross profit margin from 2004 to 2003.

2003 vs. 2002. Our gross profit percentage improved from 17.7% in 2002, to 18.5% in 2003. Our 2003 gross profit margin was favorably impacted by a $4.8 million benefit related to the signing of a revised royalty agreement which resulted in a retroactive reduction in unpaid royalties accrued in 2002 and 2003.  Of this benefit, $2.7 million relates to royalties accrued and charged to cost of revenue in 2002.  If 2003 and 2002 gross profit margins were adjusted for this benefit, our gross profit percentage would have declined from 19.1% in 2002 to 17.1% in 2003. This decrease is primarily attributable to the effect of declining unit prices, partially offset by an increase in unit volumes as discussed under “Revenue” above, particularly in the fourth quarter. This increase in unit volume resulted in improved leverage of our fixed costs and had a favorable effect of approximately 0.5% on our gross profit margin percentage.

Selling, General and Administrative (SG&A) Expenses

2004 vs. 2003. Our 2004 SG&A expenses increased $4.7 million, or 11.5%, over 2003.  SG&A expenses in 2004 include a $8.5 million charge for litigation reserves related to minimum expected probable losses that would result from the settlement offers made in relation to our pending SEC investigation and consolidated class action lawsuit as discussed in Item 3 of this Form 10-K. SG&A expenses in 2003 include a $3.0 million charge related to a settlement of a customer claim that alleged unauthorized reproduction of this customer’s software and a $2.0 million charge related to a separation agreement with our former CEO. Net of the effects of the aforementioned items, SG&A expenses increased $1.2M, or 3.3%. Approximately $0.8 million of this increase is attributable to professional fees related to the implementation of our Sarbanes-Oxley compliance procedures and $0.4 million is attributable to the translation effect of currency exchange rate changes on expenses incurred in our Ireland and Canadian operations.

2003 vs. 2002. Our SG&A expenses increased $5.7 million, or 16.2%, from 2002 to 2003. SG&A expenses in 2002 included approximately $2.2 million of costs associated with unsuccessful acquisition opportunities pursued earlier in that year, and a $1.3 million write-down of customer contact center software systems as a result of the replacement of those systems beginning late in 2002. SG&A expenses in 2003 include a $3.0 million charge related to a settlement of a customer claim that alleged unauthorized reproduction of this customer’s software and a $2.0 million charge related to a separation agreement with our former CEO. Net of the effects of the aforementioned items, SG&A expenses increased $4.2 million, or 13.3% from 2002 to 2003. A significant portion of this increase is related to investments we started making in the latter part of 2002, in capabilities aimed at increasing the number of customers and markets we serve, the suite of services we offer, including electronic software downloading, our capabilities to support new and existing markets and services, and new locations in the U.S. and Mexico. In addition to the effects of these investments on our SG&A expenses, approximately $0.7 million of the increase is attributable to the translation effect of currency exchange rate changes on expenses incurred in our Ireland and Canadian operations. Increases in employee medical and general business insurance costs and incentive compensation also contributed to the increase in SG&A expense in 2003.

Other Income and Expense

In 2004 we sold a portion of our Intraware shareholdings in two separate private placements which resulted in a pre-tax gain of approximately $2.8 million. See Note 4 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion.

Income Taxes

2004 vs. 2003.  Our reported 2004 income tax benefit represents 30.1% of our pretax loss, compared to 72.0 % of our pretax loss in 2003.  While our tax rate in 2003 included several one-time benefits as discussed below, our 2004 tax rate includes the effect of  $0.7 million in non-deductible expenses in 2004 and a $0.4 million benefit related to reductions in our tax accruals (see “Income Taxes” under Application of Critical Accounting Policies below).  Also, our significant losses in Ireland adversely impacted our tax benefit as those losses are subject to relatively low tax rates as compared to our U.S. operations.  See Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for a reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate.

2003 vs. 2002.  On an as reported basis, our income tax benefit in 2003 represents 72.0% of our pretax loss, compared to 45.8% of our pretax loss in 2002.  Our income tax benefit in 2003 includes a $1.0 million benefit related to a reduction in our tax accruals following the completion of a Canadian tax audit (see “Income Taxes” under Application of Critical Accounting Policies below).  Excluding this benefit, our 2003 effective tax rate would have been 55.4%, reflecting the favorable tax position of having current year operating profits in our Ireland operations, which are subject to relatively low tax rates, and current year operating losses in our U.S. operations, which are subject to relatively higher tax rates.  Had our consolidated operating losses been spread evenly across all tax jurisdictions in which we operate, our 2003 effective tax rate, excluding the $1.0 million benefit previously discussed, would have been more comparable to 2002.

Supplemental Information

Our financial results as reported in our Consolidated Statement of Operations were prepared in accordance with accounting principles generally accepted in the United States (GAAP) and are the basis for the information presented in the table above.  In 2004, 2003, and 2002 these results include certain significant items which we believe are not indicative of our results of continuing operations.  For purposes of our internal understanding of business operations, as well as for planning and forecasting future periods, we exclude from our GAAP results those items that meet the definition of non-recurring, as defined by the Securities and Exchange Commission.  Accordingly, to aid in the understanding of our financial results, our discussion and analysis of results of operations is supplemented with the following reconciliation of our reported results on both a GAAP basis (“as reported”), and on the basis of the exclusion of these non-recurring items (“as adjusted”).  However, the presentation of as adjusted results is not meant to be a substitute for financial results prepared in accordance with GAAP.

The following Table A presents a reconciliation of our results of operations as reported, to our results of operations adjusted for those significant non-recurring items which we believe are not representative of our continuing operations:

Table A – Reconciliation of As Reported Results to As Adjusted Results

(Dollars in thousands except per share data)

	Gross Profit	SG&A Expenses	Earnings (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Earnings (Loss)	Diluted Earnings (Loss) Per Share(5)
2004:
As reported	$30,397	$45,704	$(12,034)	$(3,623)	$(8,411)	$(0.26)
Litigation reserves(1)	—	(8,520)	8,520	2,686	5,834	0.18
As adjusted	$30,397	$37,184	$(3,514)	$(937)	$(2,577)	$(0.08)
Percent of revenue	15.2%	18.7%	(1.8)%	(0.5)%	(1.3)%

2003 Restated:
As reported	$36,529	$40,982	$(4,196)	$(3,021)	$(1,175)	$(0.04)
Royalty adjustment(2)	(2,660)	—	(2,660)	(1,064)	(1,596)	(0.05)
Customer claim settlement(3)	—	(3,000)	3,000	1,200	1,800	0.06
Severance costs(4)	—	(2,000)	2,000	800	1,200	0.04
As adjusted	$33,869	$35,982	$(1,856)	$(2,085)	$229	$0.01
Percent of revenue	17.1%	18.2%	(0.9)%	(1.1)%	0.1%

2002:
As reported	$32,812	$35,264	$(1,252)	$(573)	$(679)	$(0.02)
Royalty adjustment(2)	2,660	—	2,660	1,064	1,596	0.05
As adjusted	$35,472	$35,264	$1,408	$491	$917	$0.03
Percent of revenue	19.1%	19.0%	0.8%	0.3%	0.5%

Notes to Table A:

(1) Adjustment represents charges for litigation reserves related to minimum expected probable losses that would result from the settlement offers made in relation to our pending SEC investigation and consolidated class action lawsuit as discussed in Item 3 of this Form 10-K.

(2) In the fourth quarter of 2003, we signed a revised royalty agreement which resulted in a retroactive reduction in unpaid royalties accrued in 2002 and 2003 (See “Application of Critical Accounting Policies” in this Item 7 below).  This adjustment represents the portion of this retroactive reduction that related to royalties accrued and charged to cost of revenue in 2002.

(3) Adjustment represents a payment made in the settlement of a customer claim that alleged unauthorized reproduction of this customer’s software (See Note 11 to the consolidated financial statements in Item 8 of this Form 10-K).

(4) Adjustment represents payments accrued in 2003 in accordance with the terms of a separation agreement with our former CEO who resigned in December 2003, effective in January 2004.

(5) Both as reported and as adjusted results in 2004 and 2003 include an income tax benefit of $0.4 million, or $0.01 per share, and $1.0 million, or $0.03 per share, respectively, related to a reduction in our tax accruals.   See “Application of Critical Accounting Policies” below for further discussion.  Both as reported and as adjusted results in 2004 include a pretax gain of $2.8 million, or $0.05 per share, on sales of a portion of our Intraware Shareholdings.  These items are not reflected as an adjustment in the table as they do not meet the definition of a non-recurring item as defined by the Securities and Exchange Commission.

Application of Critical Accounting Policies

Revenue Recognition. We record revenue at the time product is shipped or as services are rendered.  For certain customers, product is invoiced upon completion of production and assembly services, with final shipment occurring based on written customer instructions.  In these cases, the customer accepts title to the goods as of the date of the invoice and sales revenue is recognized at that time.  In each case of these “bill and hold” sales, we ensure that the transaction complies with the conditions and considerations contained in Staff Accounting Bulletin No. 101 and Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

Royalties.  We have license agreements with several companies for the use of certain CD and DVD manufacturing technology we use in our business.  We do not necessarily have agreements with every patent holder that may assert or has asserted a claim to royalties.  The cost of these royalties is accrued based on units sold and charged to cost of revenue.  Our royalty costs are based upon the terms of our royalty agreements as well as our assessment of the applicability of any other known or potential royalties.  In the fourth quarter of 2003, we completed negotiations with one of the major patent holders resulting in the signing of a revised royalty agreement that retroactively reduced the royalties payable to this patent holder.  These negotiations, which had been previously disclosed in our 2002 and 2003 Form 10-Ks, began in 2002.  While we were hopeful from the start of our negotiations that we would achieve a retroactive application of the reduced royalty rates, this was not guaranteed and, in our judgment, it was not appropriate to recognize the benefit of the potentially reduced rates until the completion of a final agreement.  Upon signing the new agreement in the fourth quarter of 2003, we recorded a benefit to cost of revenue totaling $4.8 million related to these reduced rates as well as smaller adjustments to the rates at which we accrue other known or potential royalties.  This total benefit reflected a reduction of unpaid royalties of $2.1 million accrued in the first three quarters of 2003 and $2.7 million accrued in 2002.

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

The preparation of our income tax returns requires the interpretation of the associated tax laws.  Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods.  Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities.  In 2004, we assessed the probabilities of those provisions and recognized a $0.4 million benefit related to reductions in our tax accruals from 2003.  In 2003, Canadian tax authorities completed an audit of our Canadian tax returns for the years 1999, 2000 and 2001.  Accordingly in 2003, we removed $1.0 million of provisions we had made in our tax liabilities related to the risk that tax authorities would reject certain positions we had taken in the preparation of these returns.

Accounts Receivable.  We review our accounts receivable balances on a regular basis to determine their collectibility.  An allowance for doubtful accounts is recorded based on management’s estimate of those accounts which may become uncollectible.

Inventory.  We review our inventory on a regular basis with the objective of assessing its net realizable value.  We adjust the carrying value of inventory according to our estimates of the net realizable value of individual inventory components relative to their purchase or carrying value.

New Accounting Standards

See Note 1 of “Notes to Consolidated Financial Statements” included in Item 8 herein for a discussion of new accounting standards.

Liquidity and Capital Resources

Cash and Cash Equivalents and Short-Term Available-for-Sale Securities.  At December 2004, cash and cash equivalents and short-term available-for-sale securities totaled $60.3 million, a decrease of $8.6 million from December 2003.  Cash flow from operating activities for fiscal 2004 was a negative $9.6 million, reflecting the following significant items:

•                  First quarter payments of approximately $8.5 million of royalties accrued at the end of 2003. The majority of these royalty payments related to the fourth quarter 2003 signing of a revised royalty agreement with one of our major patent holders.  Negotiation of this agreement began in 2002.  Royalties under the previous agreement continued to be accrued, with payment suspended pending the completion of a revised agreement; and

•                  A previously disclosed severance payment of $2.0 million made pursuant to an employment agreement with our former CEO.

Also impacting our change in cash and cash equivalents in 2004 were the following:

•                  Repurchase of $1.4 million of common stock from a former director (see Note 6 to the Consolidated Financial Statements included in Item 8 herein);

•                  Purchases of property and equipment totaling $4.7 million related primarily to investments in the Company’s information systems infrastructure;

•                  Net increase in short term available-for-sale securities of $2.2 million;

•                  Proceeds of $5.2 million from the sale of a portion of our Intraware shareholdings in the second quarter of 2004 (see Note 4 to the Consolidated Financial Statements included in Item 8 herein); and

•                  Proceeds of $0.9 million from the issuance of common stock primarily related to employee purchases of stock under the Company’s stock option and employee purchase plans.

Working Capital and Liquidity.  Working capital totaled $83.3 million and $88.1 million at December 2004 and December 2003, respectively. This decrease primarily reflects the decrease in our cash balances discussed above. Our principal source of working capital continues to be cash and cash equivalents and short-term available-for-sale securities.  In addition to our working capital balances, we also hold long term available-for-sale securities which represent our investment in Intraware (see Note 4 to the Consolidated Financial Statements included in Item 8 herein).  These securities are fully registered and had a market value at December 31, 2004 of $3.6 million.

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

Contractual Obligations:  Payments due under known contractual obligations as of the end of 2004 are as follows (in millions):

	Less than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years	Total
Operating lease obligations	$5.8	$8.6	$2.2	$2.0	$18.6
Polycarbonate supply agreement	7.5	—	—	—	7.5
Total	$13.3	$8.6	$2.2	$2.0	$26.1

During the second quarter of 2004, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Over the past three quarters, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2005, we have agreed to purchase a total of 9.4 million pounds of polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement, subject to purchase volume reductions, are approximately $7.5 million based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to manage our near-term exposure to continuing upward price pressures on this key raw material.

Off-Balance sheet Arrangements

At December 2004 we had no off-balance sheet financing arrangements.

Market Risk

Foreign Currency.  A portion of our operations are located in Ireland and Canada.  A majority of the revenue from our Canadian operations, and a portion of the related costs, are denominated in U.S. dollars.  As a result, we have limited exposure to the Canadian currency.  The majority of revenues and related costs in our Ireland operations are denominated in Euros.  Foreign currency transaction gains and losses are reflected in our financial statements and historically have not been material to our results of operations or financial condition.  However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future which may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, sales of our products and services may be directly impacted by the value of the U.S. dollar relative to other currencies.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zomax Incorporated:

We have audited the accompanying consolidated balance sheets of Zomax Incorporated and Subsidiaries (the “Company”) as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zomax Incorporated and Subsidiaries as of December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the accompanying financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 26, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 30, 2005

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 31, 2004	December 26, 2003 (Restated – See Note 14)	December 27, 2002

Revenue	$199,428	$197,816	$185,500

Cost of revenue	169,031	161,287	152,688

Gross profit	30,397	36,529	32,812

Selling, general and administrative expenses	45,704	40,982	35,264

Operating loss	(15,307)	(4,453)	(2,452)

Other income (expense):
Interest expense	(11)	(145)	(228)
Interest income	879	864	1,423
Gain on sale of available-for-sale securities	2,770	—	—
Other, net	(365)	(462)	5
Loss before income taxes	(12,034)	(4,196)	(1,252)

Income tax benefit	(3,623)	(3,021)	(573)
Net loss	$(8,411)	$(1,175)	$(679)

Loss per share:
Basic	$(0.26)	$(0.04)	$(0.02)
Diluted	$(0.26)	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic	32,628	32,621	33,050
Dilutive effect of stock options and warrants	—	—	—
Diluted	32,628	32,621	33,050

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	December 26, 2003 (Restated – See Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$41,092	$51,899
Available-for-sale securities	19,200	17,000
Accounts receivable, net of allowances of $868 in 2004 and $1,362 in 2003	36,180	39,577
Inventories, net	14,633	12,346
Deferred income taxes	1,704	2,685
Other current assets	10,410	7,304

Total current assets	123,219	130,811

Property and equipment, net	35,408	38,582

Available-for-sale securities	3,624	11,646

Deferred income taxes	5,903	—

	$168,154	$181,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,710	$20,635
Accrued expenses and other current liabilities	19,177	22,036

Total current liabilities	39,887	42,671

Deferred rent	155	—

Deferred income taxes	—	1,315

Total liabilities	40,042	43,986

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,536 and 32,589 shares issued and outstanding in 2004 and 2003, respectively	62,134	62,469
Retained earnings	56,861	65,272
Accumulated other comprehensive income	9,117	9,312

Total shareholders’ equity	128,112	137,053
	$168,154	$181,039

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	earnings	income (loss)	equity

Balance, December 28, 2001	32,833	$63,214	$67,126	$(5,916)	$124,424

Net loss	—	—	(679)	—	(679)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	1,275	1,275
Translation adjustments	—	—	—	4,672	4,672
Comprehensive Income	—	—	—	—	5,268
Common stock issued under employee stock purchase plan	188	873	—	—	873
Common stock issued upon exercise of stock options	125	322	—	—	322
Tax benefit realized from exercise of stock options	—	158	—	—	158
Common stock repurchases	(118)	(464)	—	—	(464)
Stock compensation expense	—	(32)	—	—	(32)

Balance, December 27, 2002	33,028	64,071	66,447	31	130,549

Net loss (Restated – see Note 14)	—	—	(1,175)	—	(1,175)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	2,819	2,819
Translation adjustments (Restated – see Note 14)	—	—	—	6,462	6,462
Comprehensive Income	—	—	—	—	8,106
Common stock issued under employee stock purchase plan	184	533	—	—	533
Common stock issued upon exercise of stock options	139	348	—	—	348
Tax benefit realized from exercise of stock options	—	104	—	—	104
Common stock repurchases	(762)	(2,587)	—	—	(2,587)

Balance, December 26, 2003 (Restated - See Note 14)	32,589	62,469	65,272	9,312	137,053

Net loss	—	—	(8,411)	—	(8,411)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(1,785)	(1,785)
Reclassification to net loss of previously deferred gain on available-for-sale securities, net of tax	—	—	—	(1,629)	(1,629)
Translation adjustments	—	—	—	3,219	3,219
Comprehensive loss	—	—	—	—	(8,606)
Common stock issued under employee stock purchase plan	174	496	—	—	496
Common stock issued upon exercise of stock options	188	403	—	—	403
Tax benefit realized from exercise of stock options	—	185	—	—	185
Common stock repurchases	(415)	(1,419)	—	—	(1,419)

Balance, December 31, 2004	32,536	$62,134	$56,861	$9,117	$128,112

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2004	December 26, 2003 (Restated – See Note 14)	December 27, 2002
Operating activities:
Net loss	$(8,411)	$(1,175)	$(679)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	9,829	8,668	8,349
Stock compensation benefit	—	—	(32)
Loss on disposal or writedown of property and equipment	—	347	1,352
Gain on sale of available-for-sale securities, net of tax	(1,629)	—	—
Provision for litigation reserves, net of tax	5,834	—	—
Deferred income taxes	(3,806)	1,338	(473)
Other, net	—	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	4,200	(5,014)	(1,423)
Inventories, net	(2,009)	(2,156)	1,651
Other current assets	(2,717)	1,450	(96)
Accounts payable	(421)	5,439	869
Accrued expenses and other current liabilities	(12,622)	2,015	3,120
Income taxes	2,187	(5,595)	(3,758)
Net cash (used) provided by operating activities	(9,565)	5,285	8,880

Investing activities:
Purchases of property and equipment	(4,695)	(9,589)	(2,950)
Purchases of available-for-sale securities	(28,950)	(11,000)	(11,019)
Escrow deposit on terminated acquisition	—	3,902	(3,902)
Sale of available-for-sale securities	31,980	—	—
Net cash provided (used) by investing activities	(1,665)	(16,687)	(17,871)

Financing activities:
Repayment of notes payable	—	(3,781)	(2,973)
Repurchase of common stock	(1,419)	(2,587)	(464)
Issuance of common stock	899	881	1,195
Net cash used by financing activities	(520)	(5,487)	(2,242)

Effect of exchange rate changes on cash and cash equivalents	943	2,642	2,380

Net decrease in cash and cash equivalents	(10,807)	(14,247)	(8,853)

Cash and cash equivalents, beginning of year	51,899	66,146	74,999
Cash and cash equivalents, end of year	$41,092	$51,899	$66,146

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Zomax Incorporated (“the Company,” “we”, “us”, or “our”), is a global provider of supply chain outsourcing services. These services, which include sourcing, production, and fulfillment, are delivered through a network of 11 facilities in the United States, Canada, Mexico, and Ireland.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year-End.  Our fiscal year ends on the last Friday of the calendar year. The fiscal years ended December 31, 2004, December 26, 2003, and December 27, 2002 are referred to as 2004, 2003, and 2002, respectively, in the consolidated financial statements and notes thereto.

Restatement. As fully discussed in Note 14, our 2003 consolidated financial results have been restated to correct the misstatements in our Ireland subsidiary, Zomax Limited.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for such items as the allowance for doubtful accounts, inventory net realizable value, tax provisions and litigation reserves.  Actual results could differ from those estimates.

Revenue Recognition.  We record revenue at the time product is shipped or as services are rendered.  For certain customers, product is invoiced upon completion of production and assembly services, with final shipment occurring based on written customer instructions.  In these cases, the customer accepts title to the goods as of the date of the invoice and revenue is recognized.  In each case of these “bill and hold” sales, we ensure that the transaction complies with the conditions and considerations contained in Staff Accounting Bulletin No. 101 and Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

In 2004, 2003 and 2002, one customer accounted for approximately 22%, 22%, and 20%, respectively, of our consolidated revenue, and in 2004 and 2003, a second customer accounted for approximately 19% and 10%, respectively of our consolidated revenue.

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

Income Taxes.  We file a consolidated federal income tax return and separate state and foreign returns. Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on the expected income tax rates for the year in which these temporary differences are expected to reverse. Foreign net operating loss carryforwards related to our Irish operations may be carried forward indefinitely.

The preparation of our income tax returns requires the interpretation of the associated tax laws.  Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods.  Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities.  In 2004, we assessed the probabilities of those provisions and recognized a $0.4 million benefit related to reductions in our tax accruals from 2003.

In 2003, Canadian tax authorities completed an audit of our Canadian tax returns for the years 1999, 2000 and 2001.  Accordingly, we removed $1.0 million of provisions we had made in our tax liabilities related to the risk that tax authorities would reject certain positions we had taken in the preparation of these returns.

Loss Per Share.  Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. In years in which we experience a net loss, basic EPS and diluted EPS will be the same, as the potential shares issued related to stock options are anti-dilutive.  Potential common shares of 2,831,000 in 2004, 3,323,000 in 2003, and 3,674,000 in 2002, related to outstanding stock options were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

Cash and Cash Equivalents.  Cash and cash equivalents consist primarily of highly liquid short-term investments with original maturities of 90 days or less and are recorded at cost, which approximates market value.

Accounts Receivable.  We review our accounts receivable balances on a regular basis to determine their collectibility.  An allowance for doubtful accounts is recorded based on management’s estimate of those accounts which may become uncollectible.  As of the years ended December 2004 and 2003, we had three customers with receivable balances exceeding 10% of the total net receivables.  These customers totaled 20%, 18% and 14%, respectively, as of December 2004 and 15%, 13% and 11%, respectively, as of December 2003.

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

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over estimated useful lives of three to thirty years, or in the case of leasehold improvements, the term of the lease, if shorter.  Both straight-line and accelerated methods of depreciation are used for income tax purposes.  Depreciation expense totaled approximately $9,829,000 in 2004, $8,668,000 in 2003, and $8,349,000 in 2002.

Sales Returns and Allowances.  We generally warrant to all customers that the products we make for them will be free from defects in materials and workmanship.  If it is determined that the products sold are defective, we typically repair or replace such products.  The cost of these repairs or replacements has not had a material effect on our financial condition, results of operations or cash flows.  The Company records a provision for estimated returns and allowances as a reduction to revenues.  This estimate is based upon historical experience determined by analysis of credit activity and other known factors.

Fair Value of Financial Instruments.  The financial instruments with which we are involved are primarily of a traditional nature.  For these instruments, including cash, available-for-sale securities, receivables, accounts payable and accrued expenses, we believe that the carrying amounts approximate fair value because of their short-term nature.

Long-Lived Assets.  Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If any such impairment exists, the related assets would be written down to fair value.  There were no impairments recorded in any of the periods covered under this report.

Stock Based Compensation.  We have a 1996 Stock Option Plan (the 1996 Plan), a 2004 Equity Incentive Plan (the 2004 Plan) and an Employee Stock Purchase Plan.  Options granted under these plans are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation expense of option grants been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, our net loss and loss per share, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	2004	2003 (Restated – See Note 14)	2002
Net loss:
As reported	$(8,411)	$(1,175)	$(679)
Stock-based compensation, net of tax	(1,264)	(1,346)	(2,266)
Pro forma	$(9,675)	$(2,251)	$(2,945)

Basic EPS:
As reported	$(0.26)	$(0.04)	$(0.02)
Pro forma	$(0.30)	$(0.08)	$(0.09)

Diluted EPS:
As reported	$(0.26)	$(0.04)	$(0.02)
Pro forma	$(0.30)	$(0.08)	$(0.09)

In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	2004	2003	2002
Risk-free interest rate	3.01%	3.22%	2.75%
Expected life of options granted, in years	5.7	6.2	6.6
Expected volatility of options granted	92.12%	90.33%	91.97%
Weighted average fair value of options granted	$3.04	$2.78	$3.82

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

New Accounting Standards..  In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FIN 46 which was issued in January 2003. FIN 46 or FIN 46R applied immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ended after December 15, 2003 to entities considered to be special-purpose entities (“SPEs”). FIN 46R was effective for all other entities no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of the provisions of FIN 46 or FIN 46R relative to SPEs and for entities created after January 31, 2003 did not have an impact on the company’s consolidated financial statements.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached consensuses on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments” (“EITF 03-1”), which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, “Accounting in Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” Disclosures related to these investments are effective in annual financial statements for fiscal years ending after December 15, 2003. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. In September 2004, the EITF delayed the effective date to apply EITF 03-1 on debt securities that are impaired because of interest rate and/or sector spread increases that are analyzed for impairment under paragraph 16. Full adoption of EITF 03-1 is not expected to have a material effect on the company’s financial position, results of operations or cash flows.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the company beginning December 31, 2005. The company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the company’s overall results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for the company relative to nonmonetary asset exchanges beginning December 31, 2005. The provisions of this Statement shall be applied prospectively. The company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the company’s overall results of operations or financial position, however, it is unlikely the impact will be material.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R) is effective for the company during the third quarter of 2005. The company is in the process of evaluating the impact of SFAS 123(R) on the company’s overall results of operations, financial position and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” in Note 1 above for indication of ongoing expense that will be included in the income statement beginning in the third quarter of 2005.

On October 22, 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FAP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004.  FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  By electing to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to repatriate extraordinary dividends we will therefore be eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. We are in the process of determining whether we will elect to utilize the provision of the Jobs Act which provides a one-time election to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate.  As of the end of 2004, we have not drawn any conclusion regarding this opportunity to our overall strategy and expect to complete the evaluation of this opportunity by July 1, 2005.

Reclassifications.  Certain reclassifications have been made to the 2003 and 2002 financial statements and footnotes to conform to the presentation used in 2004.

We have begun to classify investments in auction-rate securities and variable rate demand notes as available-for-sale securities. These investments were included in cash and cash equivalents in previous years and such amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period classification. This reclassification had no effect on the amounts of total current assets, total assets, net income or loss or cash flow from operations.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheet Information (in thousands):

	2004	2003 (Restated – See Note 14)
Inventories:
Raw materials	$7,531	$6,600
Work in process	2,821	2,425
Finished goods	4,281	3,321
	$14,633	$12,346
Property and equipment, net:
Manufacturing equipment	$78,269	$69,639
Office equipment	9,002	8,141
Land, building and leasehold improvements	10,338	9,008
	97,609	86,788
Less: Accumulated depreciation and amortization	(62,201)	(48,206)
	$35,408	$38,582
Accrued expense and other current liabilities:
Compensation and benefits	$3,914	$6,336
Royalties	2,765	10,255
Litigation reserves, excluding expected insurance proceeds	10,720	—
Other	1,778	5,445
	$19,177	$22,036

Supplemental Cash Flow Information (in thousands):

	2004	2003	2002
Cash paid for:
Interest	$97	$151	$245
Income taxes	902	1,045	1,235
Non-cash transactions:
Unrealized (loss) gain on available-for-sale securities, net of deferred taxes of $1,007 in 2004, $(1,815) in 2003 and $(719) in 2002	(1,785)	2,819	1,275

NOTE 3.  AVAILABLE-FOR-SALE SECURITIES

Our short-term investments consist of auction rate preferred securities and municipal auction rate notes. These investments, which have original maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. These investments are classified as available-for-sale and recorded at fair value. The carrying value of short term available-for-sale securities approximates fair market value due to their short maturities.  As of December 31, 2004 and December 26, 2003, we had $19,200,000 and $17,000,000 in short term available-for-sale securities, respectively.

Our long-term investment in available-for-sale securities consist of shares of Intraware common stock and is discussed further in Note 4.

NOTE 4.  ACQUISITIONS AND STRATEGIC ALLIANCES

Strategic Alliance Agreement.  On April 30, 2004, we announced the restructuring of our agreement with Intraware, Inc. (Intraware), whereby our Strategic Alliance Agreement (SAA), originally signed in August 2002, was terminated and replaced with a Reseller Agreement under which we will continue to offer Intraware global electronic software delivery (ESD) services to our customers.  Under the original SAA, as amended, we had an exclusive right to market and resell Intraware’s ESD services in the supply chain outsourcing market.  Revenues earned under the SAA prior to the restructuring had not been significant.  Additionally, the SAA required us to pay annual license fees for which we expensed $435,000 and $656,000 in 2004 and 2003, respectively.

In addition to restructuring the agreement, we sold 3,000,000 shares of our Intraware shareholdings in two separate private placements which resulted in proceeds of approximately $5,230,000 and a pre-tax gain of approximately $2,770,000.  These shares were originally obtained in August 2002 when we purchased approximately 6,098,000 shares of Intraware common stock (Nasdaq Symbol: ITRA) in a private placement at $0.82 per share, representing approximately 12% of the outstanding shares of Intraware at that time.  The common stock was issued in a private placement without registration under the Securities Act of 1933.  In 2003, Intraware filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock issued to us.  We have classified this investment as an available-for-sale security, and accordingly, unrealized holding gains and losses are excluded from earnings and reported as a component of other comprehensive income.  The market value of our investment in Intraware was $3,624,000 and $11,646,000 as of the end of 2004 and 2003, respectively.

Investment in Unconsolidated Entity.  On October 2, 1998, we acquired 4,310,345 shares of the common stock of Microgistix (formerly Chumbo Holdings Corporation), a private company, in exchange for cash and warrants for total consideration of $5,000,000.  In December 2001, based on Microgistix’ historical operating results and cash flow requirements, we determined that we could not justify any carrying amount of this investment, and accordingly, wrote off the remaining value.

Our sales to Microgistix were $1,430,000 in 2004, $2,305,000 in 2003, and $3,863,000 in 2002.  Microgistix accounts receivable balances as of the end of the year were $345,000 in 2004, $345,000 in 2003, and $773,000 in 2002.

NOTE 5.  CREDIT FACILITIES AND LONG-TERM NOTES PAYABLE

At the end of 2002, we had a $15,000,000 term loan facility and a $25,000,000 revolving line-of-credit facility.  The amount outstanding on the term loan facility as of the end of 2002 was $3,736,000 and there were no amounts outstanding under the revolving line of credit facility.  In 2003, we paid all amounts due under the term loan facility and cancelled the revolving line of credit facility.

NOTE 6.  SHAREHOLDERS’ EQUITY

Stock Repurchases.  In October 2002, our Board of Directors authorized a stock repurchase plan that allows us to repurchase up to $10,000,000 of our common stock.  In 2003, we repurchased a total of 761,900 shares at a cost of $2,587,000.  On July 8, 2004, in connection with the resignation of one of our non-employee directors, we entered into an agreement to purchase 415,000 shares of the Company’s common stock held by the former director in a private transaction at a price of $3.42 per share, the closing market price on that day.  The repurchase price was subject to a “Post Closing Price Adjustment” as defined in the agreement should the market price of the stock fall below pre-defined levels within a defined period of time.  This defined period of time expired on September 30, 2004 with no resulting price adjustments.

Litigation Settlement Offer.  As discussed in more detail in Note 11 to the consolidated financial statements, we have made a settlement offer in relation to a consolidated class action lawsuit.  A portion of this settlement offer includes the proposed issuance of 1,500,000 shares of our common stock.  There are no assurances that this or any other portion of the settlement offer will be accepted.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The table below presents comprehensive income, defined as changes in the equity of the Company excluding changes resulting from investments by and distributions to shareholders (in thousands):

	2004	2003 (Restated – See Note 14)	2002
Net loss	$(8,411)	$(1,175)	$(679)
Reclassification to net loss of gain on available-for-sale securities previously deferred, net of tax	(1,629)	—	—
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(1,785)	2,819	1,275
Translation adjustments	3,219	6,462	4,672
Comprehensive (loss) income	$(8,606)	$8,106	$5,268

NOTE 8.  STOCK PLANS

Employee Stock Purchase Plan.  We have an employee stock purchase plan which enables our employees to contribute up to 10 percent of their compensation toward the purchase of the Company’s common stock at a price equal to the lower of 85 percent of fair market value as of the beginning or end of each plan period.  A total of approximately 2,395,189 shares have been reserved for issuance under this plan.  This amount is increased on January 1st of each year in accordance with the plan.  We reserved shares totaling approximately 176,000, 219,000, and 1,000,000 in 2004, 2003, and 2002, respectively.  Shares issued under the plan totaled approximately 174,000 in 2004, 184,000 in 2003, and 188,000 in 2002.

Stock Option Plans.  We have a 1996 Stock Option Plan (the “1996 Plan”) that provides for the granting of stock options to employees, officers, directors and independent consultants at exercise prices not less than 100 percent of the fair market value of the Company’s common stock on the date of grant.  These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire 10 years after the grant date.  The authorized number of shares reserved for issuance under the 1996 Plan total 6,400,000, of which 352,799 remained available for grant at the end of 2004.

We also have a 2004 Equity Incentive Plan (the “2004 Plan”) that provides for the granting of stock awards to employees, officers, directors and independent consultants.  These awards, which can be either incentive stock options, restricted stock or nonqualified options, vest over a one to five-year schedule and expire 10 years after the grant date.  Exercise prices for stock options granted under the 2004 Plan will not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant.  The authorized number of shares reserved for issuance under the 2004 Plan total 2,000,000, of which 1,892,000 remained available for grant at the end of 2004.

We have also issued nonqualified stock options to our employees outside of these Plans for the purchase of 1,659,350 shares of common stock, of which options to purchase 611,589 shares were outstanding as of December 31, 2004.  These options were issued at the fair market value of the Company’s stock on the date of grant and vest over a four- to five-year schedule.  Included in these grants were options granted in 2001 prior to shareholder approval and therefore were subject to variable plan accounting pursuant to FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25).”  The variable plan accounting ceased when the shareholders approved the granting of the options on April 24, 2002.  We recognized a compensation benefit related to these options of $32,000 in 2002.

Information regarding all stock option activity during the year is summarized as follows (shares in thousands):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	3,323	$5.03	3,674	$5.07	3,849	$7.07
Granted	849	3.91	273	3.65	545	4.86
Exercised	(188)	2.06	(138)	2.52	(126)	2.56
Canceled	(1,153)	5.71	(486)	5.30	(594)	15.72
Options outstanding, end of year	2,831	$4.61	3,323	$5.03	3,674	$5.07

Options exercisable, end of year	1,298	$4.69	1,463	$4.53	1,337	$4.14

Information regarding all outstanding stock options as of December 31, 2004 is summarized as follows (shares in thousands):

		Options Outstanding			Options Exercisable
Range of Exercise Prices			Weighted Average Remaining	Weighted Average		Weighted Average
Low	High	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$1.13	$2.86	458	3.4	$2.17	458	$2.17
2.87	5.71	1,429	8.3	3.91	329	3.96
5.72	8.57	898	6.3	6.15	468	6.19
8.58	24.13	46	5.3	21.10	43	20.77
		2,831	6.8	$4.61	1,298	$4.69

NOTE 9.  INCOME TAXES

Details regarding the income tax benefit included in the consolidated statement of operations are as follows (in thousands):

	2004	2003 (Restated – See Note 14)	2002
Current:
U.S. Federal	$(868)	$(3,628)	$(815)
State	626	(578)	(142)
Foreign	425	(153)	876
	183	(4,359)	(81)

Deferred
U.S. Federal	(2,438)	1,190	(429)
State	(1,069)	—	—
Foreign	(299)	148	(63)
	(3,806)	1,338	(492)
Total income tax benefit	$(3,623)	$(3,021)	$(573)

Excluded from our provision for income taxes are tax benefits we realize from employee sales of stock issued under our stock option and employee stock purchase plans of $185,000 in 2004, $104,000 in 2003, and $158,000 in 2002.  These tax benefits are recorded directly to stockholders’ equity.  The provision for foreign income taxes is based upon foreign pretax (loss) income of approximately $(1,487,000) in 2004, $3,812,000 in 2003, and $2,104,000 in 2002.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years.  In 2004, we assessed the probabilities of those exposures and recognized a $385,000 benefit related to reductions in our tax accruals from 2003.  In 2003, Canadian tax authorities completed an audit of our Canadian tax returns for the years 1999, 2000 and 2001 and, accordingly, we removed $1,010,000 of provisions we had made in our tax liabilities related to the risk that tax authorities would reject certain positions we had taken in the preparation of these returns.  We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	2004	2003 (Restated – See Note 14)	2002
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	2.4	6.3	4.1
Reduction in tax accruals	3.2	24.4	—
Non-deductible expenses	(5.7)	—	—
Foreign tax effect	(5.3)	4.0	(7.8)
Tax deductible goodwill	1.3	3.8	12.8
Other	0.2	(0.5)	2.7
Effective income tax rate	30.1%	72.0%	45.8%

The components of our deferred tax assets and liabilities are as follows (in thousands):

	2004	2003 (Restated – See Note 14)
Deferred tax assets:
Accounts receivable reserves	$301	$412
Inventory valuation	1,320	1,424
Accrued liabilities	693	849
Foreign tax credit	850	1,294
Capital loss carryforward	1,556	1,538
Ireland operating loss carry forward	2,241	1,784
Domestic operating loss carry forward	4,609	—
Other	224	—
Gross deferred tax assets	11,794	7,301
Valuation Allowance	(2,333)	(2,315)
	$9,461	$4,986
Deferred tax liabilities:
Depreciation and amortization	$(1,317)	$(1,137)
Unrealized gain on available-for-sale security	(410)	(2,479)
Other	(127)	—
	$(1,854)	$(3,616)
Net deferred tax asset (liability)	$7,607	$1,370

A valuation allowance of $2,333,000 and $2,315,000 exists for deferred income tax benefits related to certain loss carryforwards available that may not be realized as of December 31, 2004 and 2003, respectively.  We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses.

We have not recorded deferred income taxes applicable to undistributed earnings of our non-U.S. subsidiaries as all such earnings are deemed to be indefinitely reinvested in those operations. If earnings of these non-U.S. subsidiaries were not indefinitely reinvested, a deferred liability would have been required, however, it is not practicable to determine the amount of such liability. We are in the process of determining whether we will elect to utilize provisions of the American Jobs Creation Act of 2004, which provides a one-time election to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. As a result of this Act, we have the opportunity to repatriate cash in 2005 that has been generated over time by our foreign operations, which would result in an increase in our tax provision in 2005.  As of the end of 2004, we have not drawn any conclusion regarding this opportunity to our overall strategy and expect to complete the evaluation of this opportunity by July 1, 2005.

NOTE 10.  RELATED-PARTY TRANSACTIONS

Operating Lease.  We lease one of our manufacturing and office facilities from a partnership that is one-third owned by a significant shareholder and former member of our Board of Directors.  We believe the terms of this lease are equivalent to those that would be paid in an arm’s-length transaction. Payments under this lease totaled $656,000 in 2004, $642,000 in 2003, and $649,000 in 2002.

Sales to Related Party.  One of our customers is owned by a significant shareholder and a former member of our Board of Directors.  We believe our terms of sale with this customer are equivalent to those offered to all our customers for similar services and volume of business.  Sales to this customer were $17,000 in 2004, $234,000 in 2003, and $241,000 in 2002.  Amounts owed to us as of the end of the year were $0 in 2004, $109,000 in 2003, and $48,000 in 2002.

Stock Repurchase.  As discussed in more detail in Note 6 to the consolidated financial statements, we repurchased 415,000 shares of the Company’s common stock from a significant shareholder and former member of our Board of Directors in a private transaction.  The repurchase price was the $3.42 per share, the closing market price on that day.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Operating Leases.  We are committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities.  Future minimum lease obligations as of December 31, 2004 are as follows (in thousands):

2005	$5,761
2006	4,617
2007	4,048
2008	1,289
2009	923
Thereafter	2,004
$18,642

Rent expense under all operating leases, exclusive of real estate taxes, insurance and maintenance expense, was $7,081,000 in 2004, $6,104,000 in 2003, and $5,649,000 in 2002.

Ireland Employment Grants.  Our Ireland businesses have received employment grants from the Ireland Development Authority (IDA) totaling $3,454,000 during the period from 1995 through 2000.  We recognized these grants as income in previous years on an straight-line basis in selling, general and administrative expenses in the consolidated statements of operations.  These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years.  Termination of any number of these positions within a five-year period may, at the election of the IDA, result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created.  At December 31, 2004, our employment levels in Ireland were below the levels for which we had received grants.  However, historically the IDA has informed us that it does not intend to seek repayment of any grant monies at this time or in the foreseeable future, and accordingly, we have not provided for such repayment in our financial statements.  Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we have determined that repayment is not probable and have not accrued a liability in the consolidated financials statements as of December 31, 2004.

Polycarbonate Supply Agreement.  During the second quarter of 2004, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Over the past three quarters, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2005, we have agreed to purchase a total of 9.4 million pounds of polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement, subject to purchase volume reductions, are approximately $7,500,000 based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

401(k) Plan.  We have a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 60 days of service with the Company.  Our discretionary contributions totaled $283,000 in 2004, $245,000 in 2003, and $245,000 in 2002.

 “Wells Notice” and Shareholder Lawsuit.  As previously disclosed in our Forms 10-Q and 2003 10-K, we have been the subject of a Securities and Exchange Commission investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we have established a reserve as of December 31, 2004 of $8,520,000 which represents our estimate of the related minimum expected probable losses that would result from settlement offers made by us in these matters.  A portion of the settlement offer related to the consolidated class action lawsuit includes the proposed issuance of 1,500,000 shares of the company’s common stock and has been valued at $6,165,000 based on the closing market price of $4.11 on December 31, 2004.  There is no assurance that these offers will result in settlements, and eventual losses in these matters may exceed these reserves and could have a material adverse effect on our results of operations, financial condition or cash flows.

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

NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The operating results for each of the quarters in the nine month period ended September 24, 2004 and the year ended December 26, 2003 have been restated to correct the misstatements in our Ireland subsidiary, Zomax Limited, as discussed in Note 14 below.

Unaudited quarterly data is as follows (in thousands, except per share data):

	Quarter Ended
	March	June	September	December
2003 As Reported:
Revenue	$47,228	$43,997	$44,535	$61,910
Gross profit	6,698	6,331	6,390	17,988
Operating income (loss)	(2,635)	(2,549)	(4,645)	6,064
Net earnings (loss)	(1,725)	(1,510)	(2,534)	5,214
Basic earnings (loss) per share	$(0.05)	$(0.05)	$(0.08)	$0.16
Diluted earnings (loss) per share	$(0.05)	$(0.05)	$(0.08)	$0.16

	Quarter Ended
	March	June	September	December
2003 As Restated – See Note 14:
Revenue	$47,228	$43,997	$44,535	$62,056
Gross profit	6,123	6,371	6,123	17,912
Operating income (loss)	(3,059)	(2,496)	(4,900)	6,001
Net earnings (loss)	(2,106)	(1,463)	(2,764)	5,158
Basic earnings (loss) per share	$(0.06)	$(0.05)	$(0.09)	$0.16
Diluted earnings (loss) per share	$(0.06)	$(0.05)	$(0.09)	$0.16

	Quarter Ended
	March	June	September	December
2004 As Reported:
Revenue	$50,035	$45,082	$45,718	$58,593
Gross profit	7,339	8,793	7,796	8,205
Operating loss	(1,827)	(804)	(8,885)	(1,765)
Net earnings (loss)	(981)	1,252	(5,497)	(1,362)
Basic earnings (loss) per share	$(0.03)	$0.04	$(0.17)	$(0.04)
Diluted earnings (loss) per share	$(0.03)	$0.04	$(0.17)	$(0.04)

	Quarter Ended
	March	June	September
2004 As Restated – See Note 14:
Revenue	$50,035	$45,082	$45,718
Gross profit	6,950	8,020	7,222
Operating loss	(2,455)	(1,602)	(9,485)
Net earnings (loss)	(1,546)	534	(6,037)
Basic earnings (loss) per share	$(0.05)	$0.02	$(0.19)
Diluted earnings (loss) per share	$(0.05)	$0.02	$(0.19)

In the second quarter of 2004, we sold a portion of our investment in Intraware and recorded a pre-tax gain of $2,770,000.  See “Strategic Alliance Agreement” in Note 4 to the consolidated financial statements.  Additionally, in the third quarter and fourth quarter of 2004 we recognized pre-tax charges of $7,500,000 and $1,020,000, respectively, to establish reserves for liabilities that represent the Company’s estimate of the minimum expected probable losses resulting from settlement offers made by the Company in connection with the pending Securities and Exchange Commission investigation and consolidated class action lawsuit. See “‘Wells Notice” and Shareholder Lawsuit” in Note 11 to the consolidated financial statements.

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

NOTE 13.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our identifiable assets, operating income (loss) and revenues for 2003, 2002 and 2001 are summarized as follows (in thousands):

	2004	2003 (Restated – See Note 14)	2002
Revenue:
United States	$152,763	$145,259	$141,306
Ireland	34,978	36,084	29,926
Canada	32,321	31,203	26,813
Intergeographic revenue	(20,634)	(14,730)	(12,545)
	$199,428	$197,816	$185,500
Operating income (loss):
United States	$4,609	$9,669	$8,931
Ireland	(3,287)	994	(381)
Canada	3,963	2,888	3,427
Corporate and eliminations	(20,592)	(18,004)	(14,429)
	$(15,307)	$(4,453)	$(2,452)
Assets:
United States	$42,946	$52,506	$49,390
Ireland	27,646	31,264	25,174
Canada	17,384	25,257	17,519
Total identifiable assets	87,976	109,027	92,083
Corporate assets and eliminations	80,178	72,012	75,100
	$168,154	$181,039	$167,183
Capital expenditures:
United States	$3,035	$3,716	$2,611
Ireland	1,160	1,409	79
Canada	500	4,464	260
	$4,695	$9,589	$2,950
Depreciation and amortization:
United States	$5,928	$5,897	$5,936
Ireland	1,388	1,132	1,168
Canada	2,513	1,639	1,245
	$9,829	$8,668	$8,349

NOTE 14.  RESTATEMENT OF FINANCIAL STATEMENTS

On February 24, 2005, our management and the Audit Committee of the Board of Directors concluded that, as a result of our internal investigation into financial reporting and accounting irregularities at our Ireland Subsidiary, Zomax Limited (“Zomax Ireland”), the Company’s financial statements for the full year 2003 and for the first, second and third quarters of 2004, should be restated.

Our internal investigation indicated that the actions of certain accounting personnel in the Zomax Ireland operation caused the operation to overstate its operating results.  These actions include the improper accounting for certain expenses and the failure to follow Company policy and properly reconcile certain balance sheet accounts.  These irregularities resulted in the understatement of our previously reported 2003 and 2004 consolidated net loss by $620,000 and $1,823,000, respectively.  The restatement did not impact the Company’s reported 2003 cash flows.  However, the restatement did impact the cash provided by operating activities and the effect of exchange rate changes on cash and cash equivalents.

The effects of the restatement on the Company’s consolidated statement of operations and balance sheet reported in the 2003 Form 10-K are as follows:

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	For the Year ended December 26, 2003
	As Reported	As Restated

Revenue	$197,670	$197,816

Cost of revenue	160,263	161,287

Gross profit	37,407	36,529

Selling, general and administrative expenses	41,172	40,982

Operating loss	(3,765)	(4,453)

Other income (expense)	257	257

Loss before income taxes	(3,508)	(4,196)

Income tax benefit	(2,953)	(3,021)
Net loss	$(555)	$(1,175)

Loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

CONSOLIDATED BALANCE SHEET

(In thousands)

	As of December 26, 2003
	As Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$51,899	$51,899
Available-for-sale securities	17,000	17,000
Accounts receivable	39,403	39,577
Inventories	12,757	12,346
Deferred income taxes	2,685	2,685
Other current assets	7,384	7,304

Total current assets	131,128	130,811

Property and equipment, net	38,859	38,582

Available-for-sale securities	11,646	11,646

	$181,633	$181,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,524	$20,635
Accrued expenses and other current liabilities	22,028	22,036

Total current liabilities	42,552	42,671

Deferred income taxes	1,315	1,315

Total liabilities	43,867	43,986

Shareholders’ equity:
Common stock	62,469	62,469
Retained earnings	65,892	65,272
Accumulated other comprehensive income	9,405	9,312

Total shareholders’ equity	137,766	137,053

	$181,633	$181,039

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, and due to the material weakness as described below in Management’s Report on Internal Control over Financial Reporting, the chief executive officer and chief financial officer concluded that, as of December 31, 2004, the disclosure controls and procedures for Zomax Incorporated were not effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The management of Zomax Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to ensure that material information regarding our consolidated operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented.  There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls.  As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation.  As conditions change over time so too may the effectiveness of internal controls.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management evaluated our internal control over financial reporting as of December 31, 2004, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  This evaluation identified the following material weakness in our internal control over financial reporting:

Insufficient supervision and oversight of accounting personnel at the Company’s Ireland subsidiary, Zomax, Ltd.(“Zomax Ireland”).  Our assessment has determined that oversight and supervision procedures established at Zomax Ireland were not sufficiently performed.  Specifically, there was insufficient review of journal entries and account reconciliations prepared by Zomax Ireland accounting personnel, and Company accounting policies communicated to Zomax Ireland were not followed. The Zomax Ireland operation represents approximately 17% of both consolidated total assets and consolidated total revenues of the Company as of and for the year ended December 31, 2004.

The aforementioned material weakness in internal control permitted (i) the intentional recording of incorrect accounting entries by local accounting personnel, (ii) the inadequate preparation and review of certain balance sheet account reconciliations, and (iii) failure of Zomax Ireland to follow certain company accounting policies.  These activities resulted in an understatement of the Company’s 2003 consolidated net loss by $620,000, or $0.02 per share, and the understatement of the previously reported net loss for the nine months ended September 24, 2004 by $1,823,000, or $0.06 per share. These material understatements required the restatement of the Company’s previously issued consolidated financial statements for 2003, and the interim quarterly periods for 2004.  The restatements primarily resulted in increases to cost of sales in both periods and slightly increased revenues in 2003.  Previously reported revenues in 2004 were not affected by the restatements.

Because of the material weakness described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control – Integrated Framework.

Zomax Incorporated’s independent registered public accounting firm, Deloitte & Touche LLP, have issued an audit report on our assessment of our internal control over financial reporting. Their report appears below.

Remediation Steps to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting in our Ireland operations, subsequent to year end we have implemented, or are in the process of implementing, the following actions:

•                  The Ireland financial controller is no longer employed by the company.  We have engaged an external resource with appropriate experience and qualifications as the acting financial controller in Ireland.  In addition, our corporate operations controller has been assigned to directly oversee and implement changes to the monthly financial close process in Zomax Ireland.  These changes include the implementation of appropriate journal entry reviews, balance sheet reconciliation processes and procedures to ensure company policies are followed.

•                  We are evaluating the establishment of an internal audit program in 2005.

•                  We are further assessing our global financial organization structure for possible staffing and structural changes. The assessment is focused toward better positioning the organizations’ ability to supervise and oversee the performance and compliance of all aspects of the financial reporting and control requirements necessary for support of the Company.

•                  We will establish owners of all primary business processes across our global operations who will be responsible for ensuring formalized policies and procedures are created and that employees are properly trained on these policies.  This training will emphasize employee’s general understanding of our control system with particular attention to their responsibility for the integrity of the control procedures within their respective operations.

Other Control Deficiencies

In addition to the material weakness in our internal control over financial reporting identified above, our evaluation identified a small number of control deficiency which we have determined to be significant in accordance with the definition of a significant deficiency as provided in Auditing Standard No. 2 – An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements.  These deficiencies have been reported to our audit committee.  In addition to the remediation activities discussed above, we are in the process of identifying and implementing additional control procedures to address these deficiencies.

Change in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, as a result of our evaluation of internal control over financial reporting, we initiated and completed a number of remediation steps to improve our system of internal controls.  However, none of these changes has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zomax Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial reporting that Zomax Incorporated and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment:

In its assessment as of December 31, 2004, management identified as a material weakness, insufficient supervision and oversight of accounting personnel at the Company’s Ireland subsidiary, Zomax Ltd. (“Zomax Ireland”).  Specifically, there was insufficient review of journal entries and account reconciliations prepared by Zomax Ireland accounting personnel and Company accounting policies communicated to Zomax Ireland were not followed.  As a result of this material weakness in internal control, Zomax Incorporated’s consolidated financial statements were misstated due to the recording of incorrect accounting entries by local accounting personnel beginning in 2003 and continuing through 2004.  These activities resulted in a material understatement of the Company’s 2003 and 2004 consolidated net loss by $620,000 and $1,823,000, respectively.

The unaudited interim financial information for 2003 and 2004 has been restated as described in Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a) as of and for the year ended December 31, 2004, of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 30, 2005

ITEM 9B.                    OTHER INFORMATION

On November 17, 2004, the Governance Committee of the Board of Directors approved the Non-Employee Directors Compensation Plan.  The plan provides for cash payments and the grant of stock options to non-employee directors for their service on the Board and its committees.  A copy of the plan is filed with this Form 10-K as Exhibit 10.19.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled “Corporate Governance,” “Election of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act,” appearing in our Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct (the “Code”), which is available free of charge through our website at www.zomax.com and is available in print to any stockholder who sends a request for a paper copy to Zomax Incorporated, Attn. Investor Relations, at the address listed on the front cover of this report.  The Code applies to all of our employees including our principal executive officer, principal financial officer, principal accounting officer and corporate controller.  Zomax intends to include on its website any amendment to, or waiver from, a provision of the Code that for any of these individuals that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this item is contained in the section entitled “Executive Compensation” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the section entitled “Principal Stockholders and Management Shareholdings” appearing in our Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

The following table summarizes our equity compensation plan information as of December 31, 2004.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,218,951	$4.54	3,367,781
Equity compensation plans not approved by security holders(2)	611,589	4.84	N/A
Total	2,830,540	$4.61	3,367,781

(1)          Plan category includes the Company’s 2004 Equity Incentive Plan (the “2004 Plan”), 1996 Stock Option Plan (the “1996 Plan”), stock options granted outside of the 1996 Plan that were subsequently approved by stockholders and the Company’s 1996 Employee Stock Purchase Plan.  The number of shares in column (c) includes 1,122,982 shares available for issuance under the 1996 Employee Stock Purchase Plan.

(2)          Plan category includes stock options that were granted to employees outside of our 1996 Plan and prior to the approval of the 2004 plan due to an insufficient number of shares available under the 1996 Plan.  The agreements with respect to these options are substantially the same as agreements with respect to options under the 1996 Plan and generally provide for a ten-year term with vesting over a period of four to five years.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the section entitled “Certain Transactions” appearing in our Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Principal Accountant Fees and Services” appearing in our Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders.  Such information is incorporated by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          List of Financial Statements, Financial Statement Schedules and Exhibits

(1)          Financial Statements.  The following consolidated financial statements of the Company are filed with this report and can be found at Item 8 of this Form 10-K:

Consolidated Statements of Operations for Years Ended December 31, 2004, December 26, 2003 (as restated) and December 27, 2002

Consolidated Balance Sheets as of December 31, 2004 and December 26, 2003 (as restated)

Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 2004, December 26, 2003 (as restated) and December 27, 2002

Consolidated Statements of Cash Flows for Years Ended December 31, 2004, December 26, 2003 (as restated) and December 27, 2002

Notes to Consolidated Financial Statements

(2)          Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included in this Form 10-K.

(3)          Exhibits.  See “Exhibit Index” on page 47 of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

(b)         See Item 15(a)(3) above.

(c)          See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005	ZOMAX INCORPORATED

	By	/s/ Anthony Angelini
Anthony Angelini
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

Name	Title	Date

/s/Anthony Angelini	Chief Executive Officer and Director	March 30, 2005
Anthony Angelini	(principal executive officer)

/s/Robert J. Rueckl	Chief Financial Officer and Secretary	March 30, 2005
Robert J. Rueckl	(principal financial and accounting officer)

/s/Robert Ezrilov	Director	March 30, 2005
Robert Ezrilov

/s/Howard P. Liszt	Director	March 30, 2005
Howard P. Liszt

/s/Janice Ozzello Wilcox	Director	March 30, 2005
Janice Ozzello Wilcox

/s/Joseph J. Lahti	Director	March 30, 2005
Joseph J. Lahti

/s/Paul F. Foley	Director	March 30, 2005
Paul F. Foley

ZOMAX INCORPORATED

Schedule II -  Valuation and Qualifying Accounts

Year Ended December 31, 2004

Description	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:

For the year ended December 31, 2004	$1,362,000	(250,000)	—	(244,000)	868,000

For the year ended December 26, 2003	$1,937,000	(420,000)	—	(155,000)	1,362,000

For the year ended December 27, 2002	$2,234,000	234,000	—	(531,000)	1,937,000

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 31, 2004	0-28426

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended December 29, 2000)
3.2	Bylaws. (1)
4.1	Form of Stock Certificate. (1)
4.2	Articles of Incorporation (See Exhibit 3.1).
4.3	Bylaws (See Exhibit 3.2).
10.1

1996 Stock Option Plan, as amended through January 19, 2000, and Forms of Incentive and Nonqualified Stock Option Agreements (Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1999).**

10.2	1996 Employee Stock Purchase Plan, as amended and restated through June 8, 2004 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for quarter ended June 25, 2004).**
10.3

Lease between the Company and Nathan Lane Partnership, LLP dated January 1, 1995, as amended October 28, 1997 (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, SEC File No. 333-2430 and Exhibit 10.15 to Annual Report on Form 10-KSB for the year ended December 26, 1997)

10.4	License Agreement with U.S. Philips Corporation effective January 1, 1996 (Incorporated by reference to Exhibit 10.7 to Registration Statement on form S-1, SEC File No. 333-2430).
10.5	License Agreement with Discovision Associates dated January 1, 1994 (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.6

Revolving Credit and Term Loan Agreement between the Company and Marquette Capital Bank dated December 31, 1995, as amended April 30, 1997 (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, SEC File No. 333-2430, and Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 27, 1997).

10.7	Credit Agreement dated as of January 6, 1999 among the Company, Certain Lenders and General Electric Capital Corporation. (2)
10.8	Credit Agreement dated as of January 6, 1999 among Zomax Canada Company, Certain Lenders and General Electric Capital Canada Inc. (2)
10.9	Employment Agreement with Anthony Angelini effective January 1, 2002 (Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 28, 2001).**
10.10

Lease between the Company and The Scottish Provident Institution effective March 2, 2001 (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 28, 2001).

10.11	Employment Agreement with Michael Miller effective September 16, 2002 (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 27, 2002).**
10.12

Form of Nonqualified Option Agreement for options granted outside of 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 27, 2002).**

10.13	Separation Agreement dated January 1, 2004 with James T. Anderson (Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 26, 2003).**
10.14	2003 Equity Incentive Plan (Incorporated by reference to Appendix to proxy statement for 2004 Annual Stockholders’ Meeting on April 23, 2004).**
10.15*	Stock Purchase Agreement dated July 8, 2004 between the Company and Phillip T. Levin.
10.16*	Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement currently used under 2004 Equity Incentive Plan.**
10.17*	Form of Restricted Stock Agreement currently used under 2004 Equity Incentive Plan.**
10.18*	2004 Corporate Bonus Plan**
10.19*	Non-Employee Director Compensation Plan as of November 17, 2004**
21.1*	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
24*	Power of Attorney (included on signature page of this report)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1*	Report of Governance Committee to the Board of Directors regarding Disclosure and Trading Procedures

*                 Filed herewith.
**          Management agreement or compensatory plan or arrangement.
(1)          Incorporated by reference to the corresponding exhibit numbers to Form S-1 Registration Statement, SEC File No. 333-2430.
(2)          Incorporated by reference to exhibits to current report on Form 8-K/A-1 dated January 7, 1999.