Form 10-Q
period 2005-04-01
ZOMAX INC /MN/
filed 2005-05-11
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended April 1, 2005

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2005 was 32,632,061 shares.

ZOMAX INCORPORATED

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	April 1, 2005	March 26, 2004 (Restated – See Note 7)

Revenue	$42,181	$50,035

Cost of revenue	40,385	43,085
Gross profit	1,796	6,950

Operating costs and expenses:
Selling, general and administrative expenses	10,227	9,405
Restructuring costs	230	—
Litigation reserve adjustment	(1,830)	—
Total operating costs and expenses	8,627	9,405

Operating loss	(6,831)	(2,455)

Interest income	345	178
Other income (expense), net	5	(19)
Loss before income taxes	(6,481)	(2,296)

Income tax benefit	(2,333)	(750)
Net loss	$(4,148)	$(1,546)

Loss per share:
Basic	$(0.13)	$(0.05)
Diluted	$(0.13)	$(0.05)

Weighted average common shares outstanding:
Basic	32,613	32,716
Dilutive effect of stock options	—	—
Diluted	32,613	32,716

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	April 1, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$39,185	$41,092
Available-for-sale securities	20,500	19,200
Accounts receivable, net of allowances of $852 in 2005 and $868 in 2004	23,848	36,180
Inventories	14,197	14,633
Deferred income taxes	1,699	1,704
Other current assets	9,733	10,410
Total current assets	109,162	123,219

Property and equipment, net	33,161	35,408

Available-for-sale securities	1,673	3,624

Deferred income taxes	8,957	5,903
	$152,953	$168,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,351	$20,710
Accrued expenses and other current liabilities	17,620	19,177
Total current liabilities	30,971	39,887

Deferred rent	137	155
Total liabilities	31,108	40,042

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,632 and 32,536 shares issued and outstanding in 2005 and 2004, respectively	62,423	62,134
Retained earnings	52,713	56,861
Accumulated other comprehensive income	6,709	9,117
Total shareholders’ equity	121,845	128,112
	$152,953	$168,154

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In thousands)

	Three Months Ended
	April 1, 2005	March 26, 2004 (Restated – See Note 7)
Operating activities:
Net loss	$(4,148)	$(1,546)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,144	2,466
Change in deferred taxes	(2,318)	261
Change in litigation reserves	(1,830)	—
Other, net	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	11,990	7,684
Inventories	334	1,404
Other assets and liabilities	683	(175)
Accounts payable	(7,218)	(7,731)
Accrued expenses	342	(10,261)
Income taxes	(70)	(888)
Net cash used by operating activities	(91)	(8,800)

Investing activities:
Purchases of property and equipment	(549)	(615)
Purchases of available for sale securities	(14,500)	(9,200)
Sale of available-for-sale securities	13,200	3,000
Net cash used by investing activities	(1,849)	(6,815)

Financing activities:
Issuance of common stock	289	448
Net cash provided by financing activities	289	448

Effect of exchange rate changes on cash and cash equivalents	(256)	(546)
Net decrease in cash and cash equivalents	(1,907)	(15,713)

Cash and cash equivalents, beginning of period	41,092	51,899
Cash and cash equivalents, end of period	$39,185	$36,186

See notes to consolidated financial statements

ZOMAX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  GENERAL

Basis of Presentation.  The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

Fiscal Quarters.  Our fiscal quarters consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year.  Our fiscal quarters referenced herein refer to the periods ended April 1, 2005, December 31, 2004 and March 26, 2004.

Restatement. As fully discussed in Note 7 and in our 2004 Form 10-K, our quarterly 2004 consolidated financial results have been restated to correct previously disclosed misstatements in our Ireland subsidiary, Zomax Limited.

Reclassifications.  Certain reclassifications have been made to the 2004 financial statements and footnotes to conform to the presentation used in 2005.  These reclassifications had no effect on the amounts of total current assets, total assets, net loss or cash flow from operations.

Recently Issued Accounting Pronouncements.  In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company’s overall results of operations, financial position or cash flows, however, it is unlikely that impact will be material.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating the impact of SFAS 123(R) on the Company’s overall results of operations, financial position and cash flows. Refer to pro forma disclosure in Note 3 for an indication of ongoing expense that will be included in the income statement once SFAS 123(R) is adopted.

On October 22, 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job

Creation Act of 2004, and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004.  FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  By electing to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to repatriate extraordinary dividends we will therefore be eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. We are in the process of determining whether we will elect to utilize the provision of the Jobs Act which provides a one-time election to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate.  Currently we have not drawn any conclusion regarding this opportunity to our overall strategy and expect to complete the evaluation of this opportunity by July 1, 2005.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Inventories (in thousands):

	April 1, 2005	December 31 2004

Raw materials	$8,620	$7,531
Work in process	2,304	2,821
Finished goods	3,273	4,281
	$14,197	$14,633

Supplemental Cash Flow Information (in thousands):

	Three Months Ended
	April 1, 2005	March 26, 2004
Cash paid for:
Interest	$—	$88
Income taxes	71	297
Non-cash transactions:
Unrealized loss on available-for-sale securities, net of deferred taxes of $728 in 2005 and $285 in 2004	(1,224)	(446)

Comprehensive Loss.  The table below presents our comprehensive loss, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended
	April 1, 2005	March 26, 2004 (Restated – See Note 7)

Net loss	$(4,148)	$(1,546)
Unrealized holding loss on available-for-sale securities, net of tax	(1,224)	(446)
Translation adjustments	(1,184)	(851)
Comprehensive loss	$(6,556)	$(2,843)

NOTE 3.  STOCK BASED COMPENSATION

We have a 1996 Stock Option Plan (the 1996 Plan), a 2004 Equity Incentive Plan (the 2004 Plan) and an Employee Stock Purchase Plan.  Options granted under these plans are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation expense of option grants been determined in accordance with SFAS No. 123(R), our net loss and loss per share, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	Three Months Ended
	April 1, 2005	March 26, 2004 (Restated – See Note 7)
Net Loss:
As reported	$(4,148)	$(1,546)
Pro forma	$(4,395)	$(1,776)

Basic Loss per Share:
As reported	$(0.13)	$(0.05)
Pro forma	$(0.13)	$(0.05)

Diluted Loss per Share:
As reported	$(0.13)	$(0.05)
Pro forma	$(0.13)	$(0.05)

NOTE 4.  AVAILABLE-FOR-SALE SECURITIES

Our short-term investments in available-for-sale securities consist of auction rate preferred securities and municipal auction rate notes. These investments, which have original maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. These investments are classified as available-for-sale and recorded at fair value. The carrying value of short-term available-for-sale securities approximates fair market value due to their short maturities.  As of April 1, 2005 and December 31, 2004, we had $20,500,000 and $19,200,000 in short term available-for-sale securities, respectively.

Our long-term investment in available-for-sale securities consists of 3,098,000 shares of Intraware common stock (NASDAQ symbol: ITRA).  We purchased 6,000,098 shares for $0.82 per share in August 2002 in connection with the establishment of a strategic relationship with Intraware, a provider of electronic software delivery services.  In May 2004, we sold 3,000,000 shares which resulted in proceeds of approximately $5,230,000 and a pre-tax gain of approximately $2,770,000.  The market value of our investment in Intraware was $1,673,000 as of April 1, 2005 and $3,624,000 as of December 2004.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

“Wells Notice” and Shareholder Lawsuit.  As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we have established reserves as of April 1, 2005 and December 31, 2004 as follows:

	April 1, 2005	December 31, 2004

Class action lawsuit, net of expected insurance proceeds	$4,690	$6,520
SEC investigation	2,000	2,000
	$6,690	$8,520

A portion of the settlement offer related to the consolidated class action lawsuit includes the proposed issuance of 1,500,000 shares of the Company’s common stock and has been valued at $4,335,000 and $6,165,000 based on the closing market prices of $2.89 and $4.11 on April 1, 2005 and December 31, 2004, respectively.

Subsequent to the end of the fiscal quarter, we announced an agreement to settle, without admission of liability, the outstanding class action lawsuit. See Note 8 for further discussion of the details of the class action settlement agreement.

With respect to the SEC investigation, the Company’s settlement offer announced in November 2004 is still under consideration by the SEC.  There is no assurance that this settlement offer will be accepted and eventual losses may exceed the related reserves and could have a material adverse effect on our results of operations, financial condition or cash flows.

We are involved in certain other claims arising in the normal course of business.  In our opinion, the final resolution of these claims should not have a material adverse effect on our financial position, cash flow or results from operations.

NOTE 6.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our revenue, operating income (loss), capital expenditures, depreciation and identifiable assets for 2005 and 2004 are summarized as follows (in thousands):

	Three Months Ended
	April 1, 2005	March 26, 2004 (Restated – See Note 7)
Revenue:
United States	$31,888	$37,492
Ireland	8,031	9,260
Canada	6,906	7,587
Intergeographic sales	(4,644)	(4,304)
	$42,181	$50,035

Operating (loss) income:
United States	$(2,130)	$208
Ireland	(1,942)	(256)
Canada	(230)	551
Corporate and eliminations	(2,529)	(2,958)
	$(6,831)	$(2,455)

Capital expenditures:
United States	$299	$334
Ireland	192	281
Canada	58	—
	$549	$615

Depreciation:
United States	$1,178	$1,484
Ireland	499	415
Canada	467	567
	$2,144	$2,466

	As of April 1, 2005	As of December 31, 2004
Assets:
United States	$35,791	$42,946
Ireland	23,427	27,646
Canada	17,775	17,384
Total identifiable assets	76,993	87,976

Corporate assets	75,960	80,178
	$152,953	$168,154

NOTE 7.  RESTATEMENT OF FINANCIAL STATEMENTS

As previously disclosed in our 2004 Form 10-K, on February 24, 2005, our management and the Audit Committee of the Board of Directors concluded that, as a result of our internal investigation into financial reporting and accounting irregularities at our Ireland Subsidiary, Zomax Limited (“Zomax Ireland”), the Company’s financial statements for the first, second and third quarters of 2004, should be restated.

Our internal investigation indicated that the actions of certain accounting personnel in Zomax Ireland caused the operation to overstate its operating results.   These actions include the improper accounting for certain expenses and the failure to follow Company policy and properly reconcile certain balance sheet accounts.  These irregularities resulted in the aggregate understatement of 2004 consolidated net loss by $1,823,000 for the nine months ended September 24, 2004.  For further discussion of the impact of this matter on our evaluation of our internal controls over financial reporting, see Item 9A of our 2004 Form 10-K and Item 4 of this Form 10-Q.

The Company’s previously reported unaudited Consolidated Statement of Operations and Consolidated Balance Sheet for the first quarter of 2004 on Form 10-Q are restated as follows:

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 26, 2004
	Reported	Restated

Revenue	$50,035	$50,035

Cost of revenue	42,696	43,085
Gross profit	7,339	6,950

Selling, general and administrative expenses	9,166	9,405
Operating loss	(1,827)	(2,455)

Interest income	178	178
Other expense, net	(19)	(19)
Loss before income taxes	(1,668)	(2,296)

Income tax benefit	(687)	(750)
Net loss	$(981)	$(1,546)

Loss per share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	32,716	32,716
Dilutive effect of stock options	—	—
Diluted	32,716	32,716

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	As of March 26, 2004
	Reported	Restated
ASSETS

Current assets:
Cash and cash equivalents	$36,186	$36,186
Available-for-sale securities	23,200	23,200
Accounts receivable, net of allowances of $1,027	31,902	31,676
Inventories	11,287	10,896
Deferred income taxes	2,680	2,680
Other current assets	9,298	9,176
Total current assets	114,553	113,814

Property and equipment, net	36,690	36,357

Available-for-sale securities	10,915	10,915
	$162,158	$161,086

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,527	$12,804
Accrued expenses and other current liabilities	12,666	12,575
Total current liabilities	25,193	25,379

Deferred income taxes	1,049	1,049
Total liabilities	26,242	26,428

Shareholders’ equity:
Common stock	62,917	62,917
Retained earnings	64,911	63,726
Accumulated other comprehensive income	8,088	8,015
Total shareholders’ equity	135,916	134,658
	$162,158	$161,086

NOTE 8.  SUBSEQUENT EVENT

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit arising from claims that, in the year 2000, the Company had provided false and misleading forward-looking information to the public while former officers had sold Company stock.  This stipulation of settlement, if ultimately approved by the Court, will result in payments of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock.  We expect the entire $2,250,000 cash payment will be paid by our directors’ and officers’ insurance carrier.  These settlement payments will be distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court.  The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge will continue to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement.  We believe that we have adequately reserved for this matter as of April 1, 2005.  See Note 5 for further discussion.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Quarter-End

Our fiscal quarters consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year.  Our fiscal quarters referenced herein refer to the periods ended April 1, 2005, December 31, 2004 and March 26, 2004.

Introduction and Overview

For the first quarter of 2005, we posted a loss of $0.13 per share compared to a loss of $0.05 per share in the first quarter of 2004. Revenues declined in the first quarter of 2005 by 15.7% to $42.2 million as compared $50.0 million in the first quarter of 2004.  The revenue decline reflects changes in the timing and size of certain customer product launches and subscription cycles, lower seasonal sell through for one of our retail customers, and generally softer demand from our PC OEM customers.

The deterioration in our profitability reflects the under utilization of capacity and resulting high fixed costs relative to current revenue levels, changes in customer and product mix,  customer pricing reductions, continued losses in our Irish operations, ongoing increases in polycarbonate costs and increased professional services associated with our 2004 year end audit and Sarbanes-Oxley compliance activities.

In response, we have begun executing a set of initiatives that include a reduction in excess replication capacity and related costs, the transition of some assembly and other services to lower cost facilities and the evaluation of our pricing strategies to ensure that they reflect the value we provide to our customers and the cost drivers in our business.  The objective of this overall plan is to ensure profitability at or near the level of revenue we experienced in the first quarter of 2005.  While we are confident in our ability to execute this plan, it is not without risk or uncertainty.  These risks and uncertainties include, but are not limited to, the potential negative impact on our customer relationships as we transition their production to other locations or attempt to execute pricing strategies that are not acceptable to the market place, our ability to accurately predict the amount of time and cost required to fully complete this plan and our ability to retain key employees during and subsequent to the execution of these activities.  In addition to the risks and uncertainties specific to this plan, our business faces other risks and uncertainties, a more detailed discussion of which can be found in Part I, Item 1 of our 2004 Form 10-K and later in this section under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.”

While we recognize the many risks and challenges to returning our business to consistent profitability, we believe we are well-positioned to address them. Our core market – supply-chain outsourcing services – continues to show promising growth in a variety of market segments. We believe we have strong relationships with our customers and that our knowledge of their businesses, our flexibility to meet their changing needs, our broad range of service capabilities and our financially strong balance sheet continue to be important decision factors for these customers. We further believe that upon completion of our plan to achieve consistent profitability at lower levels of revenue, there are significant opportunities available to us to achieve top line growth through both internal efforts and acquisitions activities.

General Factors Affecting Our Financial Results

Revenue.  We derive our revenues from a wide variety of supply chain services provided to our customers.  The number of CD and DVD media units that we replicate for our customers, changes in pricing, changes in the composition of the products and services we provide, consumer demand for our customers’ products, seasonal consumer buying patterns, and changes in the mix of customers we serve, are all factors that contribute to fluctuations in our revenues from period to period.  Revenues are generally more favorably impacted when our mix of customers is weighted toward those who are using a broad range of our services.  Bundled pricing, changes in the content of the products we make for our customers and other market dynamics make it difficult to precisely determine the impact each of these factors has on changes in our total revenue.

Gross Profit Percentage.  Our gross profit percentage during a period is dependent on a number of factors.  Changes in raw material prices, particularly polycarbonate, a petroleum-based plastic used in the manufacturing of CD and DVD media, can impact margins.  While polycarbonate pricing had been relatively stable over the past few years, increases in petroleum prices and supply constraints that began in the first half of 2004 are continuing to put upward pressure on polycarbonate pricing and are negatively impacting our gross profit margins. In addition to changes in pricing and raw material costs, the volume of business we experience in a given period also impacts our margins.  A large portion of the costs required to deliver our products and services are fixed in nature.  Increases in business volume allow us to leverage these costs resulting in higher gross profit margins, while decreases in volume have the opposite effect.  Our relative mix of customers, as well as the related content of products or services we provide them, can also have a significant impact on gross profit margins.  For example, the relative mix of CD/DVD media, labor, print and other material in the products we produce for our customers can affect our overall gross profit percentage.  Although gross profit measured as a percentage of revenue may be lower, we believe providing incremental, value-added services to our customers, has an overall positive effect on gross margin as measured in dollars.  Additionally, our ability to utilize automated packaging equipment versus manual labor can have a favorable effect on gross profit.

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

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	Three Months Ended
	April 1, 2005	March 26, 2004 (Restated – See Note 7)
Percent of Revenue:
Gross profit	4.3%	13.9%
Selling, general and administrative expenses	24.2	18.8
Restructuring costs	0.6	—
Litigation reserve adjustment	(4.3)	—
Operating loss	(16.2)	(4.9)
Other income, net	0.8	0.3
Income tax benefit	5.5	1.5
Net loss	(9.8)	(3.1)

Other Operating Statistics:
Media units sold - % change from prior year period	(18.9)%	(6.5)%
Revenue - % change from prior year period	(15.7)%	5.9%
SG&A expenses - % change from prior year period	(8.7)%	2.4%
Effective tax rate	36.0%	32.7%

Note: As previously disclosed in our 2004 Form 10-K, we have restated our first quarter 2004 consolidated financial statements for misstatements in financial results discovered in our Ireland subsidiary.  These restatements primarily affected cost of revenue and selling, general and administrative expenses and resulted in an increase of our first quarter 2004 loss per share from ($0.03) to ($0.05).  See Note 7 to the Consolidated Financial Statements for further discussion of this restatement.

Revenue

Our first quarter 2005 revenue decreased to $42.2 million, representing a 15.7% decrease from revenue of $50.0 million in the first quarter of 2004.  Media unit volume decreased 18.9% over the same period driving our revenues downward.  The decrease in revenue and media units sold is primarily the result of the following general business factors:

•                  The timing and size of certain customer product launches and subscription cycles versus the first quarter of 2004;

•                  A decrease in the seasonal sell through for one of our retail customers;

•                  Generally softer demand from our PC OEM customers;

•                  Customer pricing reductions; and

•                  Content shifts from CD media to DVD media by certain customers;

Our volumes with Microsoft and Dell continue to drive significant amounts of our overall revenue.  First quarter revenue with Dell comprised approximately 21% of our total revenue in 2005 as compared to 19% in 2004. First quarter business with Microsoft, which remains our largest customer, generated approximately 23% of our total revenue in 2005 as compared to 24% in 2004.

Gross Profit

Our reported first quarter gross profit percentage fell 9.6% from 13.9% in 2004 to 4.3% in 2005.  The decrease is primarily attributable to lower capacity utilization resulting in higher fixed costs as a percentage of revenue, operational deficiencies in our Ireland manufacturing facility, changes in customer and product mix, the effects of customer pricing reductions, and increases in the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media.  Since the first quarter of 2004, petroleum price increases and supply shortages have nearly doubled the price of polycarbonate. While we have entered into a purchase agreement with our polycarbonate supplier that limits price increases and ensures adequate supply for our anticipated first half 2005 production, the increases allowed under the agreement have had a negative impact on our gross profit. Polycarbonate cost increases accounted for an estimated decline of $0.9 million in our gross profit margins or 2.0% of revenues as compared to 2004. This decline includes the offsetting effect of a one cent surcharge on CD and DVD media passed on to our customers beginning in the fourth quarter of 2004.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first quarter increased 0.8 million, or 8.7%, from $9.4 million in 2004 to $10.2 million in 2005.  Our professional fees for the first quarter of 2005 increased approximately $0.7 million over the same period in 2004 as a result of additional audit work for the previously disclosed Ireland restatement and related controls testing for Sarbanes Oxley compliance.  In addition, our first quarter 2005 SG&A expense includes incremental costs related to terminated acquisition activities.

Restructuring Costs

As discussed above in the “Introduction and Overview” in this Item 2, we have begun to implement an operational plan aimed at ensuring profitability at or near the level of revenue we experienced in the first quarter of 2005.  In conjunction with this plan we have incurred approximately $0.2 million in restructuring costs as of April 1, 2005.

Litigation Reserve Adjustment

As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we reassessed our established reserves to reflect our estimate of the related minimum expected probable losses that would result from settlement offers made by the Company.  A portion of these reserves represents the proposed issuance of 1,500,000 shares of the Company’s common stock which is valued based on the market price of the stock as of the end of each reporting period.  Accordingly, during the quarter ended April 1, 2005, we reduced the reserve by approximately $1.9 million representing the decrease in the market value of these shares from $6.2 million at December 31, 2004 to $4.3 million at April 1, 2005.  Subsequent to the end of the fiscal quarter, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit. See Note 8 to the consolidated financial statements for further discussion of the details of the class action settlement agreement.

Income Taxes

The increase in our effective tax rate from 2004 to 2005 reflects changes relative to 2004 in our estimated annual 2005 taxable earnings and losses in each of the tax jurisdictions in which we operate.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are our most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

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

During the first quarters of 2005 and 2004, one customer accounted for approximately 23% and 24%, respectively, of our consolidated revenue, and a second customer accounted for approximately 21% and 19%, respectively, of our consolidated revenue.

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

Income Taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At April 1, 2005 and December 31, 2004, we had a valuation allowance of $2.3 million, due to the uncertainty of realizing the benefits of certain loss carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

Our effective tax rate for interim reporting periods represents our best current estimate of our effective tax rate for the full year, which requires estimates of full year income or losses across each of the tax jurisdictions in which we operate.  These estimates may change throughout the year resulting in potentially significant changes to our overall effective tax rate due to the effect of differences in the tax rates in each jurisdiction.  In addition, the preparation of our income tax returns requires the interpretation of the associated tax laws.  Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods.  Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities.

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

Recently Issued Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements (Unaudited)” included in Item 1 herein for a discussion of new accounting standards.

Liquidity and Capital Resources

Cash and Cash Equivalents and Short-Term Available-for-Sale Securities.  As of April 1, 2005, cash and cash equivalents and short-term available-for-sale securities totaled $59.7 million, a decrease of $0.6 million from December 31, 2004.  During the quarter cash flows used in operating activities totaled $0.1 million while the remainder of the overall decrease is related to capital expenditures totaling $0.5 million.

Working Capital and Liquidity.  Working capital totaled $78.2 million and $83.3 million at April 1, 2005 and December 31, 2004, respectively.  This decrease primarily reflects the operating losses incurred in the first quarter. Our principal source of working capital continues to be cash and cash equivalents and short-term available-for-sale securities.  In addition to our working capital balances, we also hold long term available-for-sale securities which represent our investment in Intraware (see Note 5 to the Consolidated Financial Statements).  These securities are registered and readily tradable and had a market value at April 1, 2005 of $1.7 million.

Our future liquidity needs will depend on, among other factors, the timing of capital expenditures, expenditures in connection with possible acquisitions and the timing of our ability to return the business to profitability. We believe that existing cash and investment balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations.  During the second quarter of 2004, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Beginning in the first half of 2004, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2005, we have agreed to purchase 9.4 million pounds of polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement, subject to purchase volume reductions, are approximately $3.7 million based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

Outlook

Given the dynamic market conditions in which we operate, our ability to accurately predict revenue and earnings for a given time period is difficult.  Any predictions made are subject to management’s interpretation of all of the data available, and may not directly reflect forecasts produced internally within any individual forecast.  We have very limited visibility to our customers’ near or long-term demand for our services, and changes by our customers in the content of the products we produce for them can significantly affect our levels of reported revenue and related profits.

As previously discussed in our filings with the SEC, starting in the second quarter of 2004, we were informed of changes to certain programs we support for several of our large customers that may result in noticeable future declines in the level of business we currently have with these customers.  The first of these customer-driven changes involves the elimination of certain recovery CDs and printed materials from some of the new PCs sold by one of our PC OEM customers. The implementation dates communicated to us have changed several times but will begin to impact our revenues more significantly with this customer starting in the second quarter of 2005.  Throughout 2005, we expect that this continuing initiative will negatively impact our revenues with this customer.  While growth in other segments of our business with this customer provides an opportunity to offset some of this decline, we are not assured of the timing or extent of those opportunities.  We had also been informed in 2004 by one of our larger customers that, possibly starting in 2005, a certain portion of their customer base supported by us will be migrated to a new service delivery system operated by one of our competitors.  Due to the uncertainties surrounding this potential change, we are unable at this time to accurately quantify its future affect on our business.  However, this change could have a significant impact on our future revenues and profitability should it be fully and permanently implemented in a manner that excludes our participation in the delivery of this revenue stream.  Finally, in addition to these and other market changes, our customers continue to demand general pricing decreases in the services we provide.  Our ability to grow or achieve consistent levels of revenue may be impacted by our ability or willingness to perform our services at prices acceptable to the market place.

Beginning in the first half of 2004, supply shortages and petroleum price increases have placed significant upward pressures on the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media. While we have entered into a purchase agreement with our polycarbonate supplier that limits price increases through June of this year, the increases allowed under the agreement have had, and will continue to have, a negative impact on our gross profit margins.  While we will be working with our customers in 2005 to pass on to them some or all of these cost increases, there are no assurances that we will be successful in doing so or that our attempts to pass along these cost increases will not result in a loss of business to competitors.

We continue to face significant costs and resource focus on complying with the necessary reporting, compliance and administrative aspects of a public company. These requirements drive additional SG&A costs for professional services, both legal and accounting, governance, and management requirements to support all of the additional legislation imposed on public companies. Many of our competitors are not public entities or are larger public entities and the related impact of complying with these requirements can affect our ability to perform competitively.

As discussed in the section captioned “Introduction and Overview” above, we have begun the first phase of a plan that includes both cost reduction activities as well the implementation of pricing strategies with an overall goal of profitability at or near the level of revenue we experienced in the first quarter of 2005.  Execution of this plan has begun.  However it is difficult at this time to predict with certainty the final timing and costs associated with its implementation and whether the resulting impact of these initiatives will have a further negative impact on our ability to achieve these revenue levels.  Our goal is to have completed a significant portion of this plan by the beginning of our third quarter of 2005.

In light of the discussion above, we are forecasting revenues in the second quarter of 2005 to be comparable to the first quarter of 2005 and our net loss to be in the range of ($0.14) per share to ($0.20) per share including restructuring charges related to our cost reduction activities, or ($0.09) per share to ($0.13) per share excluding these charges.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following:

•                  our ability to successfully execute our plans to achieve our goal of profitability at or near the levels of revenue we experienced in the first quarter of 2005;

•                  our belief that subsequent to our plan to achieve profitability at lower levels of revenue, significant opportunities will exist to allow us to achieve top line growth through both internal efforts and acquisition activities;

•                  the negative effect on our revenues of one of our larger customer’s continuing initiative to eliminate certain recovery CDs and print material from some of their new PC shipments and the opportunity to offset some of this effect with new business from this customer;

•                  the effect on our business of communication from one of our larger customers regarding their intention to award certain business currently provided by us to one of our competitors, and the possible lack of permanency of that decision and/or changes in their implementation timeline;;

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

•                  the impact on our revenues of our ability or willingness to perform our services at prices acceptable to our customers;

•                  the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs;

•                  our ability to manage near-term exposure to continuing upward polycarbonate pricing pressures through our supply agreement with our polycarbonate supplier; and

•                  our forecast of revenues and net loss per share in the second quarter of 2005.

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following listing of risks and uncertainties actually occur, our business, financial condition or results of operations could suffer. The risks and uncertainties described below may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future. These risks and uncertainties include, without limitation, the changes and volatility in the personal computer hardware and software industry, particularly with respect to the demand for CD and DVD media, from which a significant portion of our revenues are derived; macroeconomic factors that influence the demand for personal computer hardware and software and the resulting demand for our services; consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as a services provider to one or more customers; our ability to make the proper strategic choices with respect to pursing profitable growth in our business; increased competition within our industry and increased pricing pressure from our customers; the volatility of polycarbonate prices; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in the demand for particular services we offer or the content included in the products we produce for our customers; the potential negative impact on our customer relationships as we transition their production to other locations or attempt to execute pricing strategies that are not acceptable to the market place, our ability to accurately predict the amount of time and cost required to fully complete our restructuring plan, our ability to retain key employees during and subsequent to the execution of these restructuring activities, our ability to successfully defend or satisfactorily settle our pending litigation;  and other risks and uncertainties, are discussed in detail under the caption “Risks and Uncertainties” in Item 1 of our 2004 Form 10-K captioned as follows:

•                  We are dependent on a small number of key customers in the personal computer (PC) hardware and software industries.

•                  We may not be able to effectively compete in an increasingly competitive environment.

•                  We have experienced increasing costs of polycarbonate, a petroleum-based raw material used in the manufacture of optical media.

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

•                  We concluded that our internal controls over financial reporting were not operating effectively as of December 31, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In light of the material weakness in the Company’s internal control over financial reporting in the supervision and oversight of accounting personnel at the Company’s Ireland subsidiary, Zomax, Ltd. (“Zomax Ireland”) as discussed below and as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the chief executive officer and chief financial officer concluded that, as of April 1, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Change in internal control over financial reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2004, the Company’s assessment of the effectiveness of its internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting in the supervision and oversight of accounting personnel at the Company’s Ireland subsidiary, Zomax, Ltd. (“Zomax Ireland”). Specifically, there was insufficient review of journal entries and account reconciliations prepared by Zomax Ireland accounting personnel, and Company accounting policies communicated to Zomax Ireland were not followed. The aforementioned material weakness in internal control permitted (i) the intentional recording of incorrect accounting entries by local accounting personnel, (ii) the inadequate preparation and review of certain balance sheet account reconciliations, and (iii) failure of Zomax Ireland to follow certain Company accounting policies.

During the first quarter of 2005, the Company has implemented the following remediation steps to address the material weakness discussed above:

•                  The former Ireland financial controller has been replaced by an individual with appropriate experience and qualifications.

•                  Our corporate operations controller has been assigned to directly oversee and implement changes to the monthly financial close process in Zomax Ireland.  These changes include the implementation of appropriate journal entry reviews, balance sheet reconciliation processes and procedures to ensure Company policies are followed.

Additionally, the Company has begun to implement the following remediation steps to further address the material weakness in the Company’s internal control over financial reporting discussed above:

•                  We are evaluating the establishment of an internal audit program in 2005.

•                  We continue to assess our global financial organization structure for possible staffing and structural changes. The assessment is focused toward better positioning the organizations’ ability to supervise and oversee the performance and compliance of all aspects of the financial reporting and control requirements necessary for support of the Company.

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

The Company believes that, once fully implemented, these remediation steps will correct the material weakness discussed above.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

ITEM 6.  EXHIBITS

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

Date: May 11, 2005		ZOMAX INCORPORATED

	By:	/s/ Anthony Angelini
Anthony Angelini, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Robert J. Rueckl
Robert J. Rueckl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED APRIL 1, 2005

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