Form 10-Q
period 2005-07-01
ZOMAX INC /MN/
filed 2005-08-10
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended July 1, 2005

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2005 was 32,690,570 shares.

ZOMAX INCORPORATED

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004 (Restated – See Note 7)	July 1, 2005	June 25, 2004 (Restated – See Note 7)

Revenue	$42,585	$45,082	$84,766	$95,117

Cost of revenue	39,269	37,062	79,654	80,147
Gross profit	3,316	8,020	5,112	14,970

Operating costs and expenses:
Selling, general and administrative expenses	9,734	9,622	19,961	19,027
Restructuring costs (See Note 8)	2,179	—	2,409	—
Litigation reserve adjustment	(415)	—	(2,245)	—
Total operating costs and expenses	11,498	9,622	20,125	19,027

Operating loss	(8,182)	(1,602)	(15,013)	(4,057)

Interest income	378	127	722	305
Gain on sale of available-for-sale securities	—	2,770	—	2,770
Other income	43	34	49	15
Income (loss) before income taxes	(7,761)	1,329	(14,242)	(967)

Income tax (benefit) expense	(2,082)	795	(4,415)	45
Net earnings (loss)	$(5,679)	$534	$(9,827)	$(1,012)

Earnings (loss) per share:
Basic	$(0.17)	$0.02	$(0.30)	$(0.03)
Diluted	$(0.17)	$0.02	$(0.30)	$(0.03)

Weighted average common shares outstanding:
Basic	32,632	32,790	32,623	32,753
Dilutive effect of stock options	—	283	—	—
Diluted	32,632	33,073	32,623	32,753

See notes to condensed consolidated financial statements.

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	July 1, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$54,129	$41,092
Available-for-sale securities	—	19,200
Accounts receivable, net of allowances of $727 in 2005 and $868 in 2004	23,662	36,180
Inventories	14,943	14,633
Deferred income taxes	1,690	1,704
Other current assets	7,469	10,410
Total current assets	101,893	123,219

Property and equipment held for use, net	30,979	35,408

Available-for-sale securities	1,177	3,624

Deferred income taxes	11,579	5,903
	$145,628	$168,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,924	$20,710
Accrued expenses and other current liabilities	16,297	19,177
Total current liabilities	31,221	39,887

Deferred rent	303	155
Total liabilities	31,524	40,042

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,632 and 32,536 shares issued and outstanding in 2005 and 2004, respectively	62,423	62,134
Retained earnings	47,034	56,861
Accumulated other comprehensive income	4,647	9,117
Total shareholders’ equity	114,104	128,112
	$145,628	$168,154

See notes to condensed consolidated financial statements.

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	July 1, 2005	June 25, 2004 (Restated – See Note 7)
Operating activities:
Net loss	$(9,827)	$(1,012)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,178	4,783
Change in deferred taxes	(4,819)	1,341
Change in litigation reserves	(2,245)	—
Non-cash restructuring charges	852	—
Gain on sale of available-for-sale securities	—	(2,770)
Other, net	—	42
Changes in operating assets and liabilities:
Accounts receivable	11,683	12,372
Inventories	(597)	1,515
Other current assets	2,798	(1,017)
Accounts payable and accrued expenses	(5,941)	(17,623)
Income taxes	258	(328)
Net cash used by operating activities	(3,660)	(2,697)

Investing activities:
Capital expenditures	(2,296)	(1,463)
Purchases of available-for-sale securities	(14,500)	(16,950)
Sale of available-for-sale securities	33,700	13,230
Net cash provided (used) by investing activities	16,904	(5,183)

Financing activities:
Stock sales	289	491
Net cash provided by financing activities	289	491

Effect of exchange rate changes on cash and cash equivalents	(496)	(606)

Net increase (decrease) in cash and cash equivalents	13,037	(7,955)

Cash and cash equivalents, beginning of period	41,092	51,899

Cash and cash equivalents, end of period	$54,129	$43,904

See notes to condensed consolidated financial statements

ZOMAX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  GENERAL

Basis of Presentation.  The condensed consolidated financial statements for Zomax Incorporated (“the Company”, “we”, “us”, or “our”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of our management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

Fiscal Quarters.  Our fiscal quarters consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year.  Our fiscal quarters referenced herein refer to the periods ended July 1, 2005, December 31, 2004 and June 25, 2004.

Restatement. As fully discussed in Note 7 and in our 2004 Form 10-K, our quarterly 2004 consolidated financial results have been restated to correct previously disclosed misstatements in our Ireland subsidiary, Zomax Limited.

Reclassifications.  Certain reclassifications have been made to the 2004 financial statements and footnotes to conform to the presentation used in 2005.  These reclassifications had no effect on the consolidated amounts of total current assets, total assets, net loss or cash flow from operations.

Recently Issued Accounting Pronouncements.  In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company’s overall results of operations, financial position or cash flows; however, it is unlikely that impact will be material.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for the Company relative to nonmonetary asset exchanges beginning December 31, 2005. The provisions of this Statement shall be applied prospectively. The Company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the Company’s overall results of operations or financial position; however, it is unlikely the impact will be material.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating the impact of SFAS 123(R) on the Company’s overall results of operations, financial position and cash flows. Refer to pro forma disclosure in Note 3 for an indication of ongoing expense that will be included in the income statement once SFAS 123(R) is adopted.

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

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  By electing to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to repatriate extraordinary dividends we will therefore be eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. As discussed in our 2004 10-K, we have evaluated this opportunity and, based on these requirements, the Company currently has $7.0 million of cash held outside the U.S., which could be eligible for the special deduction in fiscal year 2005. It is anticipated that we will complete any dividend by the end of our current fiscal year.  The range of possible amounts that the Company is currently considering eligible for repatriation is between zero and $3.6 million.  The related potential range of income tax is between zero and $0.2 million.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that the adoption of SFAS No. 154 will have a material effect on its financial statements.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Inventories (in thousands):

	July1, 2005	December 31 2004

Raw materials	$8,630	$7,531
Work in process	2,872	2,821
Finished goods	3,441	4,281
	$14,943	$14,633

Supplemental Cash Flow Information (in thousands):

	Six Months Ended
	July 1, 2005	June 25, 2004
Cash paid for:
Interest	$—	88
Income taxes	174	843
Non-cash transactions:
Unrealized loss on available-for-sale securities, net of deferred taxes of $913 in 2005 and $236 in 2004	(1,534)	(790)

Comprehensive Loss.  The table below presents our comprehensive loss, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004 (Restated – See Note 7)	July 1, 2005	June 25, 2004 (Restated – See Note 7)

Net earnings (loss)	$(5,679)	$534	$(9,827)	(1,012)
Reclassification to net earnings (loss) of gain on available-for-sale securities previously deferred, net of tax	—	(1,629)	—	(1,629)
Unrealized holding loss on available-for-sale securities, net of tax	(310)	(344)	(1,534)	(790)
Translation adjustments	(1,752)	(312)	(2,936)	(1,183)
Comprehensive loss	$(7,741)	$(1,751)	$(14,297)	(4,614)

NOTE 3.  STOCK BASED COMPENSATION

We have a 1996 Stock Option Plan, a 2004 Equity Incentive Plan and an Employee Stock Purchase Plan.  Options granted under these plans are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized.  However, had the compensation expense of option grants been determined in accordance with SFAS No. 123(R), our net earnings (loss) and earnings (loss) per share, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004 (Restated – See Note 7)	July 1, 2005	June 25, 2004 (Restated – See Note 7)
Net earnings (loss):
As reported	$(5,679)	$534	$(9,827)	(1,012)
Pro forma	$(5,856)	$230	$(10,251)	(1,548)

Basic earnings (loss) per share:
As reported	$(0.17)	$0.02	$(0.30)	(0.03)
Pro forma	$(0.18)	$0.01	$(0.31)	(0.05)

Diluted earnings (loss) per share:
As reported	$(0.17)	$0.02	$(0.30)	(0.03)
Pro forma	$(0.18)	$0.01	$(0.31)	(0.05)

NOTE 4.  AVAILABLE-FOR-SALE SECURITIES

Our short-term investments in available-for-sale securities consist of auction rate preferred securities and municipal auction rate notes. These investments, which have original maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. These investments are classified as available-for-sale and recorded at fair value. The carrying value of short-term available-for-sale securities approximates fair market value due to their short maturities.  As of July 1, 2005 and December 31, 2004, we had $0 and $19,200,000 in short term available-for-sale securities, respectively.

Our long-term investment in available-for-sale securities consists of 3,098,000 shares of Intraware common stock (NASDAQ symbol: ITRA).  We purchased 6,000,098 shares for $0.82 per share in August 2002 in connection with the establishment of a strategic relationship with Intraware, a provider of electronic software delivery services.  In May 2004, we sold 3,000,000 shares which resulted in proceeds of approximately $5,230,000 and a pre-tax gain of approximately $2,770,000.  The market value of our investment in Intraware was $1,177,000 as of July 1, 2005 and $3,624,000 as of December 31, 2004.

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

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit.  This stipulation of settlement, if ultimately approved by the Court, will result in payments of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock.  The entire $2,250,000 cash payment will be paid by proceeds received from our directors’ and officers’ insurance carrier.  These settlement payments will be distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court.  The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge will continue to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement, currently expected to occur in the third quarter of 2005.

On June 9, 2005, we announced that the Company reached a settlement agreement with the SEC.  Under the terms of the settlement agreement, the Company agreed to pay a civil penalty in the amount of $2,000,000 which has been deposited in escrow and is recorded as other current assets on our balance sheet.  We expect payment to be made out of the escrow account during our third quarter of 2005.

We have established reserves for these two matters which we believe to be adequate and are based on the terms of the settlement agreements and the provisions of FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”. These reserves are as follows:

	July 1, 2005	December 31, 2004

Class action lawsuit, net of expected insurance proceeds	$6,463	$6,520
SEC investigation	2,000	2,000
	$8,463	$8,520

The portion of the consolidated class action lawsuit settlement payable in shares of Company stock has been valued at $4,275,000 and $6,165,000 based on the closing market prices of $2.85 and $4.11 on July 1, 2005 and December 31, 2004, respectively.

We are involved in certain other claims arising in the normal course of business.  In our opinion, the final resolution of these claims should not have a material adverse effect on our financial position, cash flow or results from operations.

Contractual Obligations.  Subsequent to the second quarter of 2005, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Beginning in the first half of 2004, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2006, we have agreed to purchase polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement subject to purchase volume reductions, are approximately $5.8 million based on the current adjusted base price and minimum remaining quantity.  We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

NOTE 6.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our revenue, operating income (loss), capital expenditures, depreciation and identifiable assets for 2005 and 2004 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004 (Restated – See Note 7)	July 1, 2005	June 25, 2004 (Restated – See Note 7)
Revenue:
United States	$31,055	$33,811	$62,943	$71,303
Ireland	6,669	8,365	14,700	17,625
Canada	11,770	6,756	18,676	14,343
Intergeographic sales	(6,909)	(3,850)	(11,553)	(8,154)
	$42,585	$45,082	$84,766	$95,117

Operating income (loss):
United States	$(1,676)	$1,811	$(3,806)	$2,019
Ireland	(2,809)	(531)	(4,751)	(787)
Canada	160	715	(70)	1,266
Corporate and eliminations	(3,857)	(3,597)	(6,386)	(6,555)
	$(8,182)	$(1,602)	$(15,013)	$(4,057)

Capital expenditures:
United States	$398	$422	$697	$758
Ireland	—	289	192	570
Canada	1,349	137	1,407	135
	$1,747	$848	$2,296	$1,463

Depreciation:
United States	$1,154	$1,483	$2,332	$2,967
Ireland	415	287	914	702
Canada	465	547	932	1,114
	$2,034	$2,317	$4,178	$4,783

	July 1, 2005	As of December 31, 2004
Assets:
United States	$29,368	$42,946
Ireland	19,001	27,646
Canada	22,324	17,384
Total identifiable assets	70,693	87,976
Corporate assets	74,935	80,178
	$145,628	$168,154

NOTE 7.  RESTATEMENT OF 2004 QUARTERLY FINANCIAL STATEMENTS

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

The Company’s previously reported unaudited Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet for the second quarter of 2004 on Form 10-Q are restated as follows:

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 25, 2004		Six Months Ended June 25, 2004
	As Reported	As Restated	As Reported	As Restated

Revenue:	$45,082	$45,082	$95,117	$95,117

Cost of revenue	36,289	37,062	78,985	80,147
Gross profit	8,793	8,020	16,132	14,970

Selling, general and administrative expenses	9,597	9,622	18,763	19,027
Operating loss	(804)	(1,602)	(2,631)	(4,057)

Interest income	127	127	305	305
Gain on sale of available-for-sale securities	2,770	2,770	2,770	2,770
Other expense, net	34	34	15	15
Income (loss) before income taxes	2,127	1,329	459	(967)

Income tax expense	875	795	188	45
Net earnings (loss)	$1,252	$534	$271	$(1,012)

Earnings (loss) per share:
Basic	$0.04	$0.02	$0.01	$(0.03)
Diluted	$0.04	$0.02	$0.01	$(0.03)

Weighted average common shares outstanding:
Basic	32,790	32,790	32,753	32,753
Dilutive effect of stock options	283	283	362	—
Diluted	33,073	33,073	33,115	32,753

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	As of June 25, 2004
	As Reported	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$69,854	$43,904
Available-for-sale securities	—	25,950
Accounts receivable, net of allowances of $1,035 as reported and $1,035 restated	27,765	26,962
Inventories	11,238	10,754
Deferred income taxes	2,670	2,670
Other current assets	7,882	7,927
Total current assets	119,409	118,167

Property and equipment, net	35,016	34,616
Deferred income taxes	33	—
Available-for-sale securities	5,390	5,390
	$159,848	$158,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,514	$12,818
Accrued expenses and other current liabilities	12,408	12,400
Total current liabilities	24,922	25,218

Deferred income taxes	—	—
Total liabilities	24,922	25,218

Shareholders’ equity:
Common stock	62,960	62,960
Retained earnings	66,163	64,260
Accumulated other comprehensive income	5,803	5,735
Total shareholders’ equity	134,926	132,955
	$159,848	$158,173

NOTE 8.  RESTRUCTURING AND OTHER RELATED COSTS

At the end of the first quarter of 2005, we announced our intentions to begin a restructuring plan in the second quarter of 2005.  The activities undertaken in this plan primarily consist of media replication equipment consolidation within our North American and Ireland asset groups and reductions in headcount in both North America and Ireland.  As a part of the consolidation efforts we had assets approximating $852,000 in aggregate net book value which were either abandoned or disposed of and were accounted for as long-lived assets to be abandoned and adjusted to be fully depreciated as of the end of our 2nd quarter (the date of abandonment or disposal).  Additionally, the useful lives of certain assets in North America approximating $164,000 in aggregate carrying value will be depreciated over the next 9 months (their approximate original remaining useful lives) and continue to be accounted for as assets held and used.  In Ireland, assets approximating $310,000 in aggregate value are considered abandoned and held for disposal.  No further depreciation will be recorded on these assets.

We have recorded pretax charges related to this restructuring plan of $2,409,000 thus far in 2005, including employee separation costs, accelerated depreciation on assets held and used until disposal and other costs directly related to the restructuring plan, including decommission costs. Liabilities accrued as part of the plan were $641,000 as of July 1, 2005. Details of the restructuring activity for 2005 are as follow (in thousands):

	Employee Severance and Benefits	Accelerated Depreciation	Other	Total

Total liabilities at December 31, 2004	$—	$—	$—	$—

Total charges	1,293	852	264	2,409
Non-cash	—	(852)	—	(852)
Cash payments	(910)	—	(6)	(916)

Total liabilities at July 1, 2005	$383	$—	$258	$641

We expect to complete our restructuring activities in the third quarter of 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Quarter-End

Our fiscal quarters consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year.  Our fiscal quarters referenced herein refer to the periods ended July 1, 2005, December 31, 2004 and June 25, 2004.

Introduction and Overview

For the second quarter of 2005, we recorded a loss of $0.17 per share compared to earnings of $0.02 per share in the second quarter of 2004 (as restated). Revenues declined in the second quarter of 2005 by 5.5% to $42.6 million, compared to $45.1 million in the second quarter of 2004.  The revenue decline reflects a decrease of approximately 22% in media units sold, primarily to our Personal Computer Original Equipment Manufacturer (PC OEM) customer base.  This decline reflects a previously disclosed trend in this customer base to eliminate certain recovery CD’s and printed material shipped with some of their PC’s, as well as the effects of our previously disclosed ability or willingness to provide services at prices acceptable to these customers.  These trends also affected our year-to-date revenue and profitability performance as compared to 2004.  Year-to-date, our revenues declined 10.9% to $84.8 million as compared to $95.1 million in 2004 and our loss per share increased to ($0.30) per share from ($0.03) per share in 2004.

The deterioration in our profitability reflects the under utilization of capacity and resulting high fixed costs relative to current revenue levels, changes in customer and product mix, customer pricing reductions, continued losses in our Irish operations, ongoing increases in polycarbonate costs and, in the first quarter of 2005, increased professional services associated with our 2004 year end audit and Sarbanes-Oxley compliance activities.

In response to the profitability deterioration, we began executing a set of initiatives late in the first quarter that included a reduction in excess CD replication capacity and related costs, the transition of some assembly and other services to lower cost facilities and the evaluation of our pricing strategies to ensure that they reflect the value we provide to our customers and the cost drivers in our business.  The objective of this overall plan is to achieve profitability at or near the level of quarterly revenues we experienced in the first two quarters of 2005.  As a result of these activities, our 2005 results include restructuring costs of approximately $2.2 million, or ($0.05) per share, in the second quarter, and $2.4 million, or ($0.05) per share, on a year-to-date basis. While we are confident in our ability to complete the execution of this plan, it is not without risk or uncertainty.  These risks and uncertainties include, but are not limited to, the potential negative impact on our customer relationships as we transition their production to other locations or attempt to execute pricing strategies that are not acceptable to the market place, our ability to accurately predict the amount of time and cost required to fully complete this plan, and our ability to retain key employees during and subsequent to the execution of these activities.  In addition to the risks and uncertainties specific to this plan, our business faces other risks and uncertainties, a more detailed discussion of which can be found in Part I, Item 1 of our 2004 Form 10-K and later in this section under the captions “Outlook” and “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.”

During the second quarter of 2005, we announced the settlement of our outstanding SEC investigation and our consolidated class action lawsuit, both of which related to activities in the year 2000.  We announced settlement offers in both of these matters in the third quarter of 2004 and the final settlements were consistent with these initial settlement offers.

While we recognize the many risks and challenges to returning our business to consistent profitability, we believe we are well-positioned to address them. Our core market – supply-chain outsourcing services – continues to show promising growth in a variety of market segments. We believe we have strong relationships with our customers and that our knowledge of their businesses, our flexibility to meet their changing needs, our broad range of service capabilities and our financially strong balance sheet continue to be important decision factors for these customers. We further believe that upon completion of our plan to achieve consistent profitability at lower levels of revenue, there are opportunities available to us to achieve top line growth through both internal efforts and acquisitions activities.

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

Gross Profit Percentage.  Our gross profit percentage during a period is dependent on a number of factors.  Changes in raw material prices, particularly polycarbonate, a petroleum-based plastic used in the manufacturing of CD and DVD media, can impact margins.  Increases in petroleum prices and supply constraints that began in the first half of 2004 continue to put upward pressure on polycarbonate pricing and are negatively impacting our gross profit margins. In addition to changes in pricing and raw material costs, the volume of business we experience in a given period also impacts our margins.  A large portion of the costs required to deliver our products and services are fixed in nature.  Increases in business volume allow us to leverage these costs resulting in higher gross profit margins, while decreases in volume have the opposite effect.  Our relative mix of customers, as well as the related content of products or services we provide them, can also have a significant impact on gross profit margins.  For example, the relative mix of CD/DVD media, labor, print and other material in the products we produce for our customers can affect our overall gross profit percentage.  Although gross profit measured as a percentage of revenue may be lower, we believe providing incremental, value-added services to our customers, has an overall positive effect on gross margin as measured in dollars.  Additionally, our ability to utilize automated packaging equipment versus manual labor can have a favorable effect on gross profit.

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

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004 (Restated – See Note 7)	July 1, 2005	June 25, 2004 (Restated – See Note 7)
Percent of Revenue:
Gross profit	7.8%	17.8%	6.0%	15.7%
Selling, general and administrative expenses	22.9	21.3	23.5	20.0
Restructuring costs	5.1	—	2.8	—
Litigation reserve adjustment	(1.0)	—	(2.6)	—
Operating loss	(19.2)	(3.6)	(17.7)	(4.3)
Other income, net	1.0	0.4	0.9	0.3
Gain on sale of available-for-sale securities	—	6.1	—	2.9
Income tax expense (benefit)	(4.9)	1.8	(5.2)	0.0
Net earnings (loss)	(13.3)	1.2	(11.6)	(1.1)

Other Operating Statistics:
Media units sold - % change from prior year	(21.8)%	8.7%	(20.4)%	0.5%
Revenue - % change from prior year	(5.5)%	2.5%	(10.9)%	4.3%
SG&A expenses - % change from prior year	0.1%	8.4%	4.9%	4.5%
Effective tax rate	26.8%	59.8%	31.0%	(0.5)%

Note: As previously disclosed in our 2004 Form 10-K and our 2005 first quarter Form 10-Q, we have restated our first and second quarter 2004 condensed consolidated financial statements for misstatements in financial results discovered in our Ireland subsidiary.  These restatements primarily affected cost of revenue and selling, general and administrative expenses and resulted in a decrease of our second quarter 2004 earnings per share from $0.04 to $0.02 and our year-to-date earnings (loss) per share from $0.01 to ($0.03).  See Note 7 to the Condensed Consolidated Financial Statements for further discussion of this restatement.

Revenue

Our second quarter 2005 revenue decreased to $42.6 million, representing a 5.5% decrease from revenue of $45.1 million in the second quarter of 2004, reflecting a decrease of approximately 22% in media unit volume over the same period, primarily within our PC OEM customer base.  This decline reflects a previously disclosed trend in this customer base to eliminate certain recovery CD’s and printed material shipped with some of their PC’s, as well as the effects of our previously disclosed willingness or ability to provide services at prices acceptable to these large customers.

Our volumes with Microsoft and Dell continue to drive significant amounts of our overall revenue.  Revenue from Dell comprised approximately 17% of our total revenue in the second quarter of 2005, down from approximately 21% in both the second quarter of 2004 and the first quarter of 2005. Second quarter business with Microsoft, which remains our largest customer, generated approximately 26% of our total revenue in 2005 as compared to approximately 23% in both the second quarter of 2004 and the first quarter of 2005.  In addition, in the second quarter of 2005, a third customer exceeded 10% of total revenue in the quarter, but we do not expect this customer to exceed 10% of total revenues for the full year.

On a year-to-date basis, 2005 revenues declined approximately 11% to $84.8 million from $95.1 million in 2004.  In addition to the factors discussed above affecting our second quarter revenues, our 2005 revenues were affected in the first quarter by the timing and size of certain customer product launches and subscription cycles versus the first quarter of 2004, a decrease in the seasonal sell through for one of our retail customers, generally softer demand from our PC OEM customers, customer pricing reductions, and content shifts from CD media to DVD media made by certain customers.

Gross Profit

Our reported second quarter gross profit percentage decreased from 17.8% in 2004 to 7.8% in 2005.  The decrease is primarily attributable to lower capacity utilization resulting in higher fixed costs as a percentage of revenue, increases in the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media, operational inefficiencies in our Ireland manufacturing facility, changes in customer mix, and the effects of customer pricing reductions.  Since the first quarter of 2004, petroleum price increases and supply shortages have more than doubled the price of polycarbonate. We have secured an adequate supply of polycarbonate through a purchase agreement with our supplier. Although the supply agreement limits price increases, the increases allowed under the agreement have had a negative impact on our gross profit. Polycarbonate cost increases accounted for an estimated decline of $1.2 million in our second quarter 2005 gross profit margins or 2.8% of revenues as compared to the same period in 2004. This decline includes the offsetting effect of a one cent surcharge on CD and DVD media passed on to our customers beginning in the fourth quarter of 2004.

Our reported year-to-date gross profit percentage declined from 15.7% in 2004 to 6.0% in 2005, reflecting the same factors affecting our second quarter 2005 margins as discussed above.  Polycarbonate cost increases, net of the surcharge discussed above, accounted for an estimated decline of $2.1 million in our gross profit margins or 2.5% of revenues as compared to the year-to-date period in 2004.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the second quarter were comparable with the same period in 2004.  On a year-to-date basis, SG&A expenses increased $0.9 million, or 4.9% due primarily to first quarter 2005 professional fees as a result of additional audit work for the previously disclosed Ireland restatement, the additional cost of the independent investigation of the accounting irregularities in Ireland and related controls testing for Sarbanes Oxley compliance.  In addition, our first quarter 2005 SG&A expense includes incremental costs related to acquisition activities terminated during that period.

Restructuring Costs

As discussed above in the “Introduction and Overview” in this Item 2, we continued the implementation in the second quarter of an operational plan aimed at improving the alignment of our fixed cost structure with current revenue levels.  In conjunction with this plan we have incurred approximately $2.2 million and $2.4 million in restructuring costs for the second quarter and year-to-date periods of 2005, respectively.  These costs consist primarily of employee severance and accelerated depreciation on assets which have been abandoned or disposed, and costs of relocating certain production equipment.

Litigation Reserve Adjustment

As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  In the third quarter of 2004, we established a reserve associated with settlement offers made in relation to these matters, a portion of which represents the proposed issuance of 1.5 million shares of the

Company’s common stock which is valued based on the market price of the stock as of the end of each reporting period.  Accordingly, during the second quarter of 2005, we reduced the reserve by approximately $0.4 million, and on a year-to-date basis, reduced the reserve by $2.2 million.  These reductions represent the decrease in the market value of these shares during these respective periods.

On April 27, 2005,we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit.  However, the portion of the reserve related to the proposed issuance of shares will continue to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement.  On June 9, 2005, we announced the settlement of the SEC matter relating to activities in the year 2000.  See Note 5 to the condensed consolidated financial statements for further discussion of the details of these settlements.

Income Taxes

Our effective tax rate for the second quarter of 2005 was 26.8% as compared to 59.8% in the second quarter of 2004.  This decrease reflects a significant change in the mix of operating results from 2004 to 2005 between our Ireland operations, which are subject to relatively low tax rates, and our North American operations, which are subject to higher tax rates.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are our most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact to the condensed consolidated financial statements may be material.

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

On a year-to-date basis in 2005 and 2004, one customer accounted for approximately 25% and 24%, respectively, of our consolidated revenue, and a second customer accounted for approximately 19% and 20%, respectively, of our consolidated revenue.  A third customer accounted for approximately 11% of our 2005 year-to-date consolidated revenues.

Cost of Revenue.  We include direct labor, direct materials, royalties and production overhead, which includes shipping costs, in cost of revenue on the consolidated statements of operations.

Royalties.  We have license agreements with several companies for the use of certain CD and DVD manufacturing technology we use in our business.  We do not necessarily have agreements with every patent holder that may assert or has asserted a claim to royalties.  The cost of these royalties is accrued based on units sold and charged to cost of revenue based upon the terms of our royalty agreements and, in accordance with the provisions of FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, our assessment of the likelihood that other royalty claims may be asserted against us. Royalty expense included in cost of revenue was $2.2 million and $2.6 million in the first six months of 2005 and 2004, respectively.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At July 1, 2005 and December 31, 2004, we had a valuation allowance of $2.3 million, due to the uncertainty of realizing the benefits of certain loss carryforwards before they expire. The valuation allowance was based on our historical taxable income and our estimates of future taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. We will continue to assess the likelihood that the deferred tax assets will be realizable and the valuation allowance will be adjusted accordingly, which could materially impact our financial position and results of operations.

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

Recently Issued Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company’s overall results of operations, financial position or cash flows; however, it is unlikely that impact will be material.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for the Company relative to nonmonetary asset exchanges beginning December 31, 2005. The provisions of this Statement shall be applied prospectively. The Company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the Company’s overall results of operations or financial position; however, it is unlikely the impact will be material.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating the impact of SFAS 123(R) on the Company’s overall results of operations, financial position and cash flows. Refer to pro forma disclosure in Note 3 for an indication of ongoing expense that will be included in the income statement once SFAS 123(R) is adopted.

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

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  By electing to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to repatriate extraordinary dividends we will therefore be eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. As discussed in our 2004 10-K, we have evaluated this opportunity and, based on these requirements, the Company currently has $7.0 million of cash held outside the U.S., which could be eligible for the special deduction in fiscal year 2005. It is anticipated that we will complete any dividend by the end of our current fiscal year.  The range of possible amounts that the Company is currently considering eligible for repatriation is between zero and $3.6 million.  The related potential range of income tax is between zero and $0.2 million.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that the adoption of SFAS No. 154 will have a material effect on its financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents and Short-Term Available-for-Sale Securities.  As of July 1, 2005, cash and cash equivalents and short-term available-for-sale securities, in the aggregate, totaled $54.1 million, a decrease of $6.2 million from December 31, 2004.  During the first two quarters of 2005, cash flows used in operating activities totaled $3.7 million while the remainder of the overall decrease is primarily related to capital expenditures totaling $2.3 million.

Working Capital and Liquidity.  Working capital totaled $70.7 million and $83.3 million at July 1, 2005 and December 31, 2004, respectively.  This decrease primarily reflects the operating losses incurred in the first half of 2005. Our principal source of working capital continues to be cash and cash equivalents and short-term available-for-sale securities.  In addition to our working capital balances, we also hold long term available-for-sale securities which represent our investment in Intraware (see Note 4 to the Consolidated Financial Statements).  These securities are registered and readily tradable and had a market value at July 1, 2005 of $1.2 million.

Our future liquidity needs will depend on, among other factors, the timing of capital expenditures, expenditures in connection with possible acquisitions and the timing of our ability to return the business to profitability. We believe that existing cash and investment balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations.  Subsequent to the second quarter of 2005, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Beginning in the first half of 2004, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2006, we have agreed to purchase polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement, subject to purchase volume reductions, are approximately $5.8 million based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

Outlook

Our business continues to be focused on CD and DVD media replication services and related assembly, distribution and contact center services which we deliver primarily through Company-owned facilities. We continue to evaluate our strategy of delivering our services through a vertically integrated model, with large fixed investments in facilities and equipment, versus a model in which we place more emphasis on our program management capabilities.  As our relationships with our customers evolve, we believe many of these customers place greater value on our ability to program manage their end-to-end supply chain and less emphasis on our ability to directly deliver those services.

In the first half of 2005 we began a restructuring plan which eliminated approximately 20% of our CD replication capacity. While this restructuring plan was primarily aimed at reducing this capacity and its related costs, it also represents a move toward less dependency on Company-owned assets in the delivery of our services and will result in a greater dependence on outsourcing this volume in peak demand periods.

We expect to continue to evolve our strategy of increasing our emphasis on the value we provide our customers through our program management capabilities, with less dependency on Company-owned assets in delivering those services. However, this value proposition is not fully tested and we can not be assured that it will be accepted by the marketplace or that we will be successful in implementing it.  Should we fully implement this model, we will face a number of risks and uncertainties, including the following:

•      A program management business model is very dependent on customer relationships, vendor relationships and the ability of those vendors to commit and deliver to required service levels, and the ability to employ and retain qualified employees.  It also requires the ability to deliver to service levels profitably when the delivery of these services is not within the direct control of the company.

•      The implementation of this model will require that the skill sets of our employees be adapted or developed to align with the emphasis on program management capabilities.  If we are not successful in doing so, it will impact our ability to be successful.

•      Changes in our service offerings resulting from this shift could negatively affect our profitability;

•      A shift toward less dependency on Company-owned facilities and equipment will result in additional restructuring activities and the need to continue to develop and implement future cost savings initiatives to align costs with the market place. These activities may not be successful or meet the changes in the marketplace and could have a disruptive impact on our customers and employees which could significantly affect future levels of revenue and profitability.

As previously discussed in our filings with the SEC, starting in the second quarter of 2004, we were informed of changes to certain programs we support for several of our large customers that may result in noticeable future declines in the level of business we currently have with these customers.  The first of these customer-driven changes involves the elimination of certain recovery CDs and printed materials from some of the new PCs sold by one of our PC OEM customers. This change began to significantly impact our revenues with this customer starting in the second quarter of 2005 and we expect that this continuing initiative will negatively impact our revenues with this customer for the balance of 2005.  While growth in other segments of our business with this customer provides an opportunity to offset some of this decline, we are not assured of the timing or extent of those opportunities, and to date they have not been significant. Within the quarter, we were also informed by another PC OEM of their intention to replace certain recovery media with a non media based solution for a certain segment of their business.  We expect that this change, if fully implemented, will negatively affect our revenues with this customer beginning in the later part of 2005.   We had also been informed in 2004 by one of our larger customers that, possibly starting in 2005, a certain portion of their customer base supported by us will be migrated to a new service delivery system operated by one of our competitors.  We expect this new delivery system to be completed in the fourth quarter of 2005, however due to the continuing uncertainties surrounding this potential change, we are unable at this time to accurately quantify the exact timing and its future affect on our business.  However, this change could have a significant impact on our future revenues and profitability should it be fully and permanently implemented in a manner that excludes our participation in the delivery of this revenue stream.  One of our customers has also recently announced plans to expand their internal capabilities for producing DVD media.  We don’t anticipate that this change will have any affect on our business over the next twelve months.  At this time, we are unable to accurately quantify its potential affect, if any, on our business with this customer past that period.  Finally, in addition to these and other market changes, our customers continue to demand general pricing decreases in the services we provide.  We continue to evaluate our response to these pricing pressures and in some instances have implemented strategies designed to properly align our pricing with the value of products and services we provide.  These pricing strategies may result in losses of significant portions of business if not accepted by our customers and affect our ability to grow or achieve consistent levels of revenue and profitability.

Beginning in the first half of 2004, supply shortages and petroleum price increases have placed significant upward pressures on the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media. While we believe there are alternative sources of polycarbonate available in addition to our current inventory of polycarbonate, we have entered into a new purchase agreement with our polycarbonate supplier that limits price increases through June 2006. However, the increases allowed under the previous agreement have had, and the increases allowed in the new agreement will continue to have, a negative impact on our gross profit margins.  While we will be working with our customers in 2005 to pass on to them some or all of these cost increases, there are no assurances that we will be successful in doing so or that our attempts to pass along these cost increases will not result in a loss of business to competitors.

We continue to face significant costs and resource constraints in connection with our compliance with the necessary reporting, compliance and administrative aspects of a public company. These requirements drive additional SG&A costs for professional services, both legal and accounting, governance, and management requirements to support all of the additional legislation imposed on public companies. Many of our competitors are not public entities or are larger public entities and the related impact of complying with these requirements can affect our ability to perform competitively.

As discussed in previous sections of this Form 10-Q, in the second quarter of 2005 we implemented a restructuring plan that includes both cost reduction activities as well the implementation of pricing strategies with an overall goal of profitability at or near the level of quarterly revenue we experienced in the first two quarters of 2005.  It is difficult at this time to predict with certainty the final timing and costs associated with its implementation and whether the resulting impact of these initiatives will have a further negative impact on our ability to achieve these revenue levels.  During the second quarter, the restructuring activities caused us to not meet all service level requirements of all customers. While we believe we have responded appropriately and that ultimately the changes will result in an improved service/delivery model for our customers, the risk of loss of opportunities with these customers may by affected by this service level performance.  In addition, the restructuring has resulted in some employee turnover and the risk exists that we may not be able to replace these employees on a timely basis with qualified and experienced people. In line with our goal, we have completed a significant portion of this plan in the early part of our third quarter of 2005.

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

In light of the discussion above, we are forecasting revenues in the third quarter of 2005 to be approximately $40 million and our net loss to be in the range of ($0.04) per share to ($0.09) per share including restructuring charges related to our current cost reduction initiatives, or a loss of ($0.03) per share to ($0.07) per share excluding these charges.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following:

•      our ability to successfully execute our plans to achieve our goal of profitability at or near the levels of quarterly revenue we experienced in the first two quarters of 2005;

•      our belief that subsequent to our plan to achieve profitability at lower levels of revenue, opportunities will exist to allow us to achieve top line growth through both internal efforts and acquisition activities;

•      the negative effect on our revenues of one of our larger customer’s continuing initiative to eliminate certain recovery CDs and print material from some of their new PC shipments and the opportunity to offset some of this effect with new business from this customer;

•      the effect on our business of communication from one of our larger customers regarding their intention to award certain business currently provided by us to one of our competitors, and the possible lack of permanency of that decision and/or changes in their implementation timeline;

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

•      our ability to manage near-term exposure to continuing upward polycarbonate pricing pressures through our supply agreement with our polycarbonate supplier; and

•      our forecast of revenues and net loss per share in the third quarter of 2005.

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following listing of risks and uncertainties actually occur, our business, financial condition or results of operations could suffer. The risks and uncertainties described below may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future. These risks and uncertainties include, without limitation, the risks and uncertainties described in the section captioned “Outlook” above, the changes and volatility in the personal computer hardware and software industry, particularly with respect to the demand for CD and DVD media, from which a significant portion of our revenues are derived; macroeconomic factors that influence the demand for personal computer hardware and software and the resulting demand for our services; consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as a services provider to one or more customers; our ability to make the proper strategic choices with respect to pursing profitable growth in our business; increased competition within our industry and increased pricing pressure from our customers; the volatility of polycarbonate prices; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in the demand for particular services we offer or the content included in the products we produce for our customers; the potential negative impact on our customer relationships as we transition their production to other locations or attempt to execute pricing strategies that are not acceptable to the market place, our ability to accurately predict the amount of time and cost required to fully complete our restructuring plan, our ability to retain key employees during and subsequent to the execution of these restructuring activities; turnover in our financial organization, including the announced resignation of our current CFO, may impact our ability meet all of our reporting and internal control compliance requirements; and other risks and uncertainties, as discussed in detail under the caption “Risks and Uncertainties” in Item 1 of our 2004 Form 10-K captioned as follows:

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

•      We concluded that our internal controls over financial reporting were not operating effectively as of December 31, 2004.  The circumstances giving rise to such conclusion may be the subject of governmental investigations or other proceedings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.  A portion of our operations is located in Ireland and Canada.  The financial results of these operations are translated to US dollars at current exchange rates.  Changes in exchange rates between periods can affect the comparability of results reported in US dollars.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In light of the material weakness in the Company’s internal control over financial reporting in the supervision and oversight of accounting personnel at the Company’s Ireland subsidiary, Zomax, Ltd. (“Zomax Ireland”) as discussed below and as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the chief executive officer and chief financial officer concluded that, as of July 1, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of December 31, 2004, the Company’s assessment of the effectiveness of its internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting in the supervision and oversight of accounting personnel at the Company’s Ireland subsidiary, Zomax, Ltd. (“Zomax Ireland”). Specifically, there was insufficient review of journal entries and account reconciliations prepared by Zomax Ireland accounting personnel, and Company accounting policies communicated to Zomax Ireland were not followed. The aforementioned material weakness in internal control permitted (i) the intentional recording of incorrect accounting entries by local accounting personnel, (ii) the inadequate preparation and review of certain balance sheet account reconciliations, and (iii) failure of Zomax Ireland to follow certain Company accounting policies. The Company is fully cooperating in an informal inquiry by the SEC into these activities.

During the first six months of 2005, the Company has implemented the following remediation steps to address the material weakness discussed above:

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

•      We have established owners of all primary business processes across our global operations who are responsible for ensuring formalized policies and procedures are created and that employees are properly trained on these policies.  This training will emphasize employee’s general understanding of our control system with particular attention to their responsibility for the integrity of the control procedures within their respective operations.

Additionally, the Company has begun to implement the following remediation steps to further address the material weakness in the Company’s internal control over financial reporting discussed above:

•      We are evaluating the establishment of an internal audit program for possible implementation in 2006.

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

There were no other changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on
Form 10-Q.

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

(a)   Our annual meeting was held on May 24, 2005.

(b)   Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

The shareholders set the number of directors at six (6) by electing six (6) directors.   The following persons were elected to serve as directors on our Board until the next annual meeting of shareholders with the following votes:

Nominees	Votes For	Votes Withheld

Anthony Angelini	29,320,981	358,258

Janice Ozzello Wilcox	29,323,836	355,403

Robert Ezrilov	29,316,059	363,180

Howard P. Liszt	29,315,759	363,480

Paul F. Foley	29,315,548	363,691

Joseph J. Lahti	29,310,659	368,580

The shareholders ratified the appointment of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending December 30, 2005, by a vote of 29,502,675 shares in favor, with 109,073 shares voted against and 67,491 shares abstaining.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Report:

10.1	Stipulation and Settlement Agreement dated April 27, 2005
10.2	Separation Agreement and Release dated June 14, 2005 with Robert J. Rueckl
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2005		ZOMAX INCORPORATED

	By:	/s/ Anthony Angelini
Anthony Angelini, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Robert J. Rueckl
Robert J. Rueckl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED JULY 1, 2005

Exhibit Number	Description

10.1	Stipulation and Settlement Agreement dated April 27, 2005
10.2	Separation Agreement and Release dated June 14, 2005 with Robert J. Rueckl
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act