Form 10-Q
period 2005-09-30
ZOMAX INC /MN/
filed 2005-11-09
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2005

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

YES☒	NO☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES☒	NO☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐	NO☒

The number of shares outstanding of the registrant’s common stock as of October 28, 2005 was 33,065,570 shares.

ZOMAX INCORPORATED

FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

Condensed Consolidated Balance Sheets (Unaudited)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004 (Restated — See Note 7)	September 30, 2005	September 24, 2004 (Restated — See Note 7)

Revenue	$38,094	$45,718	$122,860	$140,835

Cost of revenue	33,972	38,496	113,626	118,643
Gross profit	4,122	7,222	9,234	22,192

Operating costs and expenses:
Selling, general and administrative expenses	8,695	9,207	28,656	28,234
Restructuring costs (See Note 8)	313	—	2,722	—
Litigation reserve adjustment	215	7,500	(2,030)	7,500
Total operating costs and expenses	9,223	16,707	29,348	35,734

Operating loss	(5,101)	(9,485)	(20,114)	(13,542)

Interest expense	—	(9)	—	(9)
Interest income	381	236	1,103	541
Gain on sale of available-for-sale securities	—	—	—	2,770
Other income	37	34	86	49
Loss before income taxes	(4,683)	(9,224)	(18,925)	(10,191)

Income tax expense (benefit)	13,452	(3,187)	9,037	(3,142)
Net loss	$(18,135)	$(6,037)	$(27,962)	$(7,049)

Loss per share:
Basic	$(0.55)	$(0.19)	$(0.86)	$(0.22)
Diluted	$(0.55)	$(0.19)	$(0.86)	$(0.22)

Weighted average common shares outstanding:
Basic	32,687	32,503	32,644	32,669
Dilutive effect of stock options	—	—	—	—
Diluted	32,687	32,503	32,644	32,669

See notes to condensed consolidated financial statements.

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$44,161	$41,092
Available-for-sale securities	—	19,200
Accounts receivable, net of allowances of $575 in 2005 and $868 in 2004	25,632	36,180
Inventories	15,264	14,633
Deferred income taxes	—	1,704
Other current assets	7,526	10,410
Total current assets	92,583	123,219

Property and equipment held for use, net	30,999	35,408

Available-for-sale securities	1,146	3,624

Deferred income taxes	—	5,903
	$124,728	$168,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,174	$20,710
Accrued expenses and other current liabilities	14,519	19,177
Total current liabilities	26,693	39,887

Other long-term liabilities	696	155
Total liabilities	27,389	40,042

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,691 and 32,536 shares issued and outstanding in 2005 and 2004, respectively	62,563	62,134
Retained earnings	28,899	56,861
Accumulated other comprehensive income	5,877	9,117
Total shareholders’ equity	97,339	128,112
	$124,728	$168,154

See notes to condensed consolidated financial statements.

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30, 2005	September 24, 2004 (Restated — See Note 7)
Operating activities:
Net loss	$(27,962)	$(7,049)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	6,249	7,287
Change in deferred taxes	8,478	1,311
Provision for litigation reserves	(2,030)	7,500
Non-cash restructuring charges	852	—
Gain on sale of available-for-sale securities	—	(2,770)
Other, net	4	(5)
Changes in operating assets and liabilities:
Accounts receivable	9,928	10,864
Inventories	(626)	(34)
Other current assets	3,180	(1,050)
Accounts payable and accrued expenses	(11,341)	(16,511)
Income taxes	582	(3,584)
Net cash used by operating activities	(12,686)	(4,041)

Investing activities:
Capital expenditures	(3,342)	(3,054)
Purchases of available-for-sale securities	(14,500)	(24,950)
Sale of available-for-sale securities	33,700	27,230
Net cash provided (used) by investing activities	15,858	(774)

Financing activities:
Stock sales	429	722
Repurchases of common stock	—	(1,419)
Net cash provided (used) by financing activities	429	(697)

Effect of exchange rate changes on cash and cash equivalents	(532)	(271)

Net increase (decrease) in cash and cash equivalents	3,069	(5,783)

Cash and cash equivalents, beginning of period	41,092	51,899

Cash and cash equivalents, end of period	$44,161	$46,116

See notes to condensed consolidated financial statements

ZOMAX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  GENERAL

Basis of Presentation.  The condensed consolidated financial statements for Zomax Incorporated (“the Company”, “we”, “us”, or “our”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which, in the opinion of our management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The quarterly and year-to-date results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

Fiscal Quarters.  Our fiscal quarters typically consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year.  Our fiscal quarters referenced herein refer to the periods ended September 30, 2005, December 31, 2004 and September 24, 2004.

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

Recently Issued Accounting Pronouncements.  In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company’s overall results of operations, financial position or cash flows; however, we believe that it is unlikely that impact will be material.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendment made by Statement 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendment eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for the Company relative to nonmonetary asset exchanges beginning December 31, 2005. The provisions of this Statement shall be applied prospectively. The Company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the Company’s overall results of operations or financial position; however, we believe that it is unlikely the impact will be material.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating the impact of SFAS 123(R) on the Company’s overall results of operations and financial position. Refer to pro forma disclosure in Note 3 for an indication of the expense that would have been included in the income statement had SFAS 123(R) been adopted.

On October 22, 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004.  FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  By electing to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to repatriate extraordinary dividends we will therefore be eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. As discussed in our 2004 10-K, we have evaluated this opportunity and, based on these requirements, the Company currently has $5.4 million of cash held outside the U.S., which could be eligible for the special deduction in fiscal year 2005. It is anticipated that we will complete any dividend by the end of our current fiscal year.  The range of possible amounts that the Company is currently considering eligible for repatriation is between zero and $3.6 million.  The related range of potential income tax is between zero and $0.2 million.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (FIN 47). This Interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No.143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the liability. We are currently reviewing and analyzing the impact that adopting FIN 47 will have on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle unless it is impracticable to do so.  SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that the adoption of SFAS No. 154 will have a material effect on its financial statements.

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13), which addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.  Full adoption of EITF 04-13 is not expected to have a material effect on the Company’s financial statements.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Inventories (in thousands):

	September 30, 2005	December 31, 2004

Raw materials	$8,428	$7,531
Work in process	3,293	2,821
Finished goods	3,543	4,281
	$15,264	$14,633

Accounts Receivable.  As of September 30, 2005 we had two customers with receivable balances exceeding 10% of the total net receivables.  These customers totaled 26% and 16%, respectively, as of September 30, 2005 and 18% and 20%, respectively, as of December 31, 2004. A third customer totaled 14% at December 31, 2004

Supplemental Cash Flow Information (in thousands):

	Nine Months Ended
	September 30, 2005	September 24, 2004
Cash paid for:
Interest	$—	96
Income taxes	309	857
Non-cash transactions:
Unrealized loss on available-for-sale securities, net of deferred taxes of $924 in 2005 and $849 in 2004	(1,554)	(1,664)

Comprehensive Loss.  The table below presents our comprehensive loss, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004 (Restated — See Note 7)	September 30, 2005	September 24, 2004 (Restated — See Note 7)

Net loss	$(18,135)	$(6,037)	$(27,962)	(7,049)
Reclassification to net earnings (loss) of gain on available-for-sale securities previously deferred, net of tax	—	—	—	(1,629)
Unrealized holding loss on available-for-sale securities, net of tax	(20)	(874)	(1,554)	(1,664)
Translation adjustments	1,250	1,033	(1,686)	(150)
Comprehensive loss	$(16,905)	$(5,878)	$(31,202)	(10,492)

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004 (Restated — See Note 7)	September 30, 2005	September 24, 2004 (Restated — See Note 7)
Net loss:
As reported	$(18,135)	$(6,037)	$(27,962)	$(7,049)
Pro forma	$(18,361)	$(6,396)	$(28,644)	$(8,060)

Basic loss per share:
As reported	$(0.55)	$(0.19)	$(0.86)	$(0.22)
Pro forma	$(0.56)	$(0.20)	$(0.88)	$(0.25)

Diluted loss per share:
As reported	$(0.55)	$(0.19)	$(0.86)	$(0.22)
Pro forma	$(0.56)	$(0.20)	$(0.88)	$(0.25)

NOTE 4.  AVAILABLE-FOR-SALE SECURITIES

Our short-term investments in available-for-sale securities consist of auction rate preferred securities and municipal auction rate notes. These investments, which have original maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. These investments are classified as available-for-sale and recorded at fair value. The carrying value of short-term available-for-sale securities approximates fair market value due to their short maturities.  As of September 30, 2005 and December 31, 2004, we had $0 and $19,200,000 in short term available-for-sale securities, respectively.

Our long-term investment in available-for-sale securities consists of shares of Intraware common stock (NASDAQ symbol: ITRA).  We purchased 6,098,000 shares for $0.82 per share in August 2002 in connection with the establishment of a strategic relationship with Intraware, a provider of electronic software delivery services.  In May 2004, we sold 3,000,000 shares which resulted in proceeds of approximately $5,230,000 and a pre-tax gain of approximately $2,770,000.  On September 26, 2005, Intraware implemented a 1 for 10 reverse split of its common stock.  As a result of this split, the number of shares owned by us decreased from 3,098,000 to 309,000.  The market value of our investment in Intraware was $1,146,000 as of September 30, 2005 and $3,624,000 as of December 31, 2004.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

“Wells Notice” and Shareholder Lawsuit.  As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations related to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit.  This stipulation of settlement received Court approval on September 6, 2005 and will result in total payments of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock to the class.  The entire $2,250,000 cash payment will be paid by proceeds received from our directors’ and officers’ insurance carrier.  The settlement payments will be distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court.  As of September 30, 2005, a total of $100,000 has been distributed.  The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge continued to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement was granted on September 6, 2005.

On June 9, 2005, we announced that the Company entered into a settlement agreement with the SEC.  Under the terms of the settlement agreement, the Company paid a civil penalty in the amount of $2,000,000 to the SEC during our third quarter of 2005.

We have established reserves for these two matters which we believe to be adequate and are based on the terms of the settlement agreements and the provisions of FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”. These reserves are as follows:

	September 30, 2005	December 31, 2004

Class action lawsuit, net of expected insurance proceeds	$6,620	$6,520
SEC investigation	—	2,000
	$6,620	$8,520

The portion of the consolidated class action lawsuit settlement payable in shares of Company stock has been valued at $4,470,000 and $6,165,000 based on the closing market prices of $2.98 and $4.11 on September 6, 2005 and December 31, 2004, respectively

We are involved in certain other claims arising in the normal course of business.  In our opinion, the final resolution of these claims should not have a material adverse effect on our financial position, cash flow or results from operations.

Contractual Obligations.  During the third quarter of 2005, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Beginning in the first half of 2004, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2006, we have agreed to purchase polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement, subject to purchase volume reductions, are approximately $3,800,000 based on the current adjusted base price and minimum remaining quantity.  We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

NOTE 6.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our revenue, operating loss, capital expenditures, depreciation and identifiable assets for 2005 and 2004 are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004 (Restated — See Note 7)	September 30, 2005	September 24, 2004 (Restated — See Note 7)
Revenue:
United States	$26,546	$35,526	$89,489	$106,829
Ireland	6,869	8,259	21,569	25,884
Canada	9,839	7,412	28,515	21,755
Intergeographic sales	(5,160)	(5,479)	(16,713)	(13,633)
	$38,094	$45,718	$122,860	$140,835

Operating loss:
United States	$(846)	$409	$(4,652)	$2,428
Ireland	(391)	(534)	(5,142)	(1,321)
Canada	153	1,159	83	2,425
Corporate and eliminations	(4,017)	(10,519)	(10,403)	(17,074)
	$(5,101)	$(9,485)	$(20,114)	$(13,542)

Capital expenditures:
United States	857	$886	$1,554	$1,644
Ireland	—	546	192	1,116
Canada	189	159	1,596	294
	$1,046	$1,591	$3,342	$3,054

Depreciation:
United States	$1,021	$1,492	$3,353	$4,459
Ireland	410	352	1,324	1,054
Canada	640	660	1,572	1,774
	$2,071	$2,504	$6,249	$7,287

	September 30, 2005	As of December 31, 2004
Assets:
United States	$33,298	$42,946
Ireland	18,333	27,646
Canada	20,147	17,384
Total identifiable assets	71,778	87,976
Corporate assets	52,950	80,178
	$124,728	$168,154

NOTE 7.  RESTATEMENT OF 2004 QUARTERLY FINANCIAL STATEMENTS

As previously disclosed in our 2004 Form 10-K,  our management and the Audit Committee of the Board of Directors, on February 24, 2005, concluded that, as a result of our internal investigation into financial reporting and accounting irregularities at our Ireland Subsidiary, Zomax Limited (“Zomax Ireland”), the Company’s financial statements for the first, second and third quarters of 2004, should be restated. These irregularities resulted in the aggregate understatement of 2004 consolidated net loss by $540,000 for the three months ended September 24, 2004 and  $1,823,000 for the nine months ended September 24, 2004.  For further discussion of the impact of this matter on our evaluation of our internal controls over financial reporting, see Item 9A of our 2004 Form 10-K and Item 4 of this Form 10-Q.

The Company’s previously reported unaudited Condensed Consolidated Statement of Operations for the third quarter of 2004 are restated as follows:

ZOMAX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 24, 2004		Nine Months Ended September 24, 2004
	As Reported	As Restated	As Reported	As Restated

Revenue:	$45,718	$45,718	$140,835	$140,835

Cost of revenue	37,922	38,496	116,907	118,643
Gross profit	7,796	7,222	23,928	22,192

Selling, general and administrative expenses	9,181	9,207	27,944	28,234
Litigation reserves	7,500	7,500	7,500	7,500
Operating loss	(8,885)	(9,485)	(11,516)	(13,542)

Interest expense	(9)	(9)	(9)	(9)
Interest income	236	236	541	541
Gain on sale of available-for-sale securities	—	—	2,770	2,770
Other expense, net	34	34	49	49
Loss before income taxes	(8,624)	(9,224)	(8,165)	(10,191)

Income tax benefit	(3,127)	(3,187)	(2,939)	(3,142)
Net loss	$(5,497)	$(6,037)	$(5,226)	$(7,049)

Loss per share:
Basic	$(0.17)	$(0.19)	$(0.16)	$(0.22)
Diluted	$(0.17)	$(0.19)	$(0.16)	$(0.22)

Weighted average common shares outstanding:
Basic	32,503	32,503	32,669	32,669
Dilutive effect of stock options	—	—	—	—
Diluted	32,503	32,503	32,669	32,669

NOTE 8.  RESTRUCTURING AND OTHER RELATED COSTS

At the end of the first quarter of 2005, we announced our intentions to begin a restructuring plan in the second quarter of 2005.  The activities undertaken in this plan consist primarily of media replication equipment consolidation within our North American and Ireland asset groups and reductions in headcount in both North America and Ireland.  As a part of the consolidation efforts we had assets approximating $852,000 in aggregate net book value which were either abandoned or disposed of and were accounted for as long-lived assets to be abandoned and adjusted to be fully depreciated as of the end of our second quarter (the date of abandonment or disposal).  Additionally, the useful lives of certain assets in North America approximating $109,000 in aggregate carrying value will be depreciated over the next six months (their approximate original remaining useful lives) and continue to be accounted for as assets held and used.  In Ireland, assets approximating $310,000 in aggregate value are considered abandoned and held for disposal.  No further depreciation will be recorded on these assets.

We have recorded pretax charges related to this restructuring plan of $2,722,000 thus far in 2005, including employee separation costs, accelerated depreciation on assets held and used until disposal and other costs directly related to the restructuring plan, including decommission costs. Liabilities accrued as part of the plan were $321,000 as of September 30, 2005. Details of the restructuring activity for 2005 are as follow (in thousands):

	Employee Severance and Benefits	Accelerated Depreciation	Other	Total

Total liabilities at December 31, 2004	$—	$—	$—	$—

Total charges	1,293	852	264	2,409
Non-cash	—	(852)	—	(852)
Cash payments	(910)	—	(6)	(916)

Total liabilities at July 1, 2005	$383	$—	$258	$641

Total charges	61	—	252	313
Non-cash	—	—	—	—
Cash payments	(318)	—	(315)	(633)

Total liabilities at September 30, 2005	$126	$—	$195	$321

We expect to complete our previously announced restructuring activities in the fourth quarter of 2005.

NOTE 9.  DEFERRED TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense or a benefit within the tax provision in our statement of operations.

In accordance with SFAS 109, we recorded an additional valuation allowance of approximately $15,208,000 for our deferred tax assets in the third quarter of 2005.   Based upon the recent history of losses in United States and Ireland operations, a full valuation allowance was recorded in the third quarter of 2005 on the related net deferred tax assets in these jurisdictions.  This allowance is in addition to the previously recorded and disclosed allowance of $2,333,000 related to the uncertainty of realizing the benefits of certain loss carryforwards before they expire.  The additional valuation allowance recorded in the third quarter of 2005 was calculated in accordance with the provisions of SFAS 109 which places primary importance on the most recent operating results  in each jurisdiction in which we operate.  While management continues to believe our actions to restructure the cost base and strategically reposition the Company will ultimately result in profitability, three years of historical operating losses generally dictate prudence in assessing the deferred tax asset. The Company intends to maintain the valuation allowance for its net deferred tax asset and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve.  At September 30, 2005 and December 31, 2004, we had a valuation allowance of $17,541,000 and $2,333,000, respectively.

NOTE 10.  SUBSEQUENT EVENT

On November 8, 2005, we announced that we plan to close our Fremont, California facility, from which we had already eliminated CD/DVD replication capacity.  The site closure is expected to result in net restructuring charges of approximately $1,800,000 million for employee liabilities, retention and related facility transition activities.  Closure of the facility is expected to be completed in early 2006.  Assembly, fulfillment and customer care activities currently performed in Fremont will be transferred primarily to other Zomax operations.  Related charges and accruals will be recorded in our fourth quarter of 2005.

Also on November 8, 2005, we announced that our Board of Directors has authorized a $10,000,000 share repurchase program.  Under the share buyback program, the Company may repurchase shares from time to time and in accordance with applicable securities laws, through solicited or unsolicited transactions in the open market. December 31, 2006 was established as the time limit to executing against the authorized share buyback program. Moreover, such purchases will be at times and in amounts Zomax deems appropriate and the purchases may be discontinued at any time.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Quarter-End

Our fiscal quarters typically consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year.  Our fiscal quarters referenced herein refer to the periods ended September 30, 2005, December 31, 2004 and September 24, 2004.

Restatement of Financial Statements

As fully discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q, our 2003 consolidated financial statements have been restated to reflect the results of our internal investigation into financial reporting and accounting irregularities at our Ireland Subsidiary, Zomax Limited.  Our discussion and analysis of financial condition and results of operations in this Item 2 reflect the effect of the restatement.

Introduction and Overview

For the third quarter of 2005, we recorded a loss of $0.55 per share, inclusive of the deferred tax valuation allowance, compared to a loss of $0.19 per share in the third quarter of 2004 (as restated). Revenues declined in the third quarter of 2005 by 16.7% to $38.1 million, compared to $45.7 million in the third quarter of 2004.  The revenue decline reflects a decrease of approximately 25.9% in media units sold, primarily to our Personal Computer Original Equipment Manufacturer (PC OEM) customer base.  This continuing decline reflects a previously disclosed trend in this customer base of eliminating certain recovery CD’s and printed material shipped with some of their PC’s, as well as the effects of our previously disclosed ability or willingness to provide services at prices acceptable to these customers.  These trends also affected our year-to-date revenue and profitability performance as compared to 2004.  Year-to-date, our revenues declined 12.8% to $122.9 million as compared to $140.8 million in 2004 and our loss per share increased to $0.86 per share, inclusive of the deferred tax valuation allowance, from $0.22 per share in 2004.  Our recent history of operating losses has resulted in the decision to establish a full valuation allowance against the net deferred tax assets related to our United States and Ireland operations during the third quarter of 2005.

The deterioration in our profitability year-to-date reflects the under utilization of capacity and resulting high fixed costs relative to current revenue levels, changes in customer and product mix, customer pricing reductions, continued losses in our Irish operations, ongoing increases in polycarbonate costs, additional legal and audit work for the previously disclosed Ireland restatement, the additional cost of the independent investigation of the accounting irregularities in Ireland and related controls testing for Sarbanes Oxley compliance and the decision to establish a valuation reserve against our deferred tax asset.

In response to the decline in profitability, we began executing a set of initiatives late in the first quarter of 2005 that included a reduction in excess CD replication capacity and related costs, a reduction in headcount, the transition of some assembly and other services to lower cost facilities and the evaluation of our pricing strategies to ensure that they reflect the value we provide to our customers and the cost drivers in our business.   As a result of these activities, our 2005 results include restructuring costs of approximately $0.3 million, or ($0.01) per share, in the third quarter, and $2.7 million, or ($0.08) per share, on a year-to-date basis. While we are confident in our ability to complete the execution of this plan, it is not without risk or uncertainty.  These risks and uncertainties include, but are not limited to, the potential negative impact on our customer relationships as we transition their production to other locations or attempt to execute pricing strategies that are not acceptable to the market place, our ability to accurately predict the amount of time and cost required to fully complete this plan, and our ability to retain key employees during and subsequent to the execution of these activities.  In addition to the risks and uncertainties specific to this plan, our business faces other risks and uncertainties, a more detailed discussion of which can be found in Part I, Item 1 of our 2004 Form 10-K and later in this section under the captions “Outlook” and “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.”

During the second quarter of 2005, we announced the settlement of our outstanding SEC investigation and our consolidated class action lawsuit, both of which related to activities in the year 2000.  We announced settlement offers in both of these matters in the third quarter of 2004, and the final settlements were consistent with these initial settlement offers.

Additionally, in the past four quarters, Zomax has added 12 significant new customers with initial programs providing approximately $10-20 million in projected annualized revenue. In addition to these new customers, we have also continued to add new programs and services with existing customers. The majority of these new customers are in the Retail and Educational Software market with the remainder in Consumer Electronics and Marketing Services. Our solutions for these new customers incorporate a breadth of our services ranging from sourcing and assembly to end-user fulfillment and contact center, supporting our move toward a higher-value supply chain program management business model.

While we recognize the many risks and challenges to returning our business to consistent profitability, we believe we are well-positioned to address them. Our core market — supply-chain outsourcing services — continues to show promising growth in a variety of market segments. We believe we have strong relationships with our customers and that our knowledge of their businesses, our flexibility to meet their changing needs, our broad range of vertically integrated service capabilities and our solid balance sheet continue to be important decision factors for these customers. The Company’s near term plan is to achieve consistent profitability at lower levels of revenue, after which we will look to opportunities available to us to achieve revenue growth through both organic growth and acquisition activities.

General Factors Affecting Our Financial Results

Revenue.  We derive our revenues from a wide variety of supply chain services provided to our customers.  The number of CD and DVD media units that we replicate for our customers, changes in pricing, changes in the composition of the products and services we provide, consumer demand for our customers’ products, seasonal consumer buying patterns, changes in customers programs, changes in the mix of customers we serve and changes in foreign currency rates relative to our Ireland operations are all factors that contribute to fluctuations in our revenues from period to period.  Revenues are generally more favorably impacted when our mix of customers is weighted toward those who are using a broad range of our services.  Bundled pricing, changes in the content of the products we make for our customers and other market dynamics make it difficult to precisely determine the impact each of these factors has on changes in our total revenue.

Gross Profit Percentage.  Our gross profit percentage during a period is dependent on a number of factors.  Changes in raw material prices, particularly polycarbonate, a petroleum-based plastic used in the manufacturing of CD and DVD media, can impact margins.  Increases in petroleum prices and supply constraints that began in the first half of 2004 may continue to put upward pressure on polycarbonate pricing as well as our freight costs and are negatively impacting our gross profit margins. In addition to changes in pricing and raw material costs, the volume of business we experience in a given period also impacts our margins.  A large portion of the costs required to deliver our products and services are fixed in nature.  Increases in business volume allow us to leverage these costs resulting in higher gross profit margins, while decreases in volume have the opposite effect.  Our relative mix of customers and the related content of products or services we provide them as well as market pricing pressures, can also have a significant impact on gross profit margins.  For example, the relative mix of CD/DVD media, labor, print and other material in the products we produce for our customers can affect our overall gross profit percentage.  Although gross profit measured as a percentage of revenue may be lower, we believe providing incremental, value-added services to our customers, has an overall positive effect on gross margin as measured in dollars.  Additionally, our ability to utilize automated packaging equipment versus manual labor can have a favorable effect on gross profit. In addition to these factors, some of our labor and material costs are incurred in Ireland and Canada and changes in the respective foreign currency rates can cause our expenses reported in U.S. dollars to fluctuate.

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

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004 (Restated — See Note 7)	September 30, 2005	September 24, 2004 (Restated — See Note 7)
Percent of Revenue:
Gross profit	10.8%	15.8%	7.5%	15.8%
Selling, general and administrative expenses	22.8	20.1	23.3	20.0
Restructuring costs	0.8	—	2.2	—
Litigation reserve adjustment	0.6	16.4	(1.7)	5.3
Operating loss	(13.4)	(20.7)	(16.4)	(9.6)
Other income, net	1.1	0.6	1.0	0.4
Gain on sale of available-for-sale securities	—	—	—	2.0
Income tax expense (benefit)	35.3	(7.0)	7.4	(2.2)
Net loss	(47.6)	(13.2)	(22.8)	(5.0)

Other Operating Statistics:
Media units sold - % change from prior year	(25.9)%	3.9%	(22.2)%	1.3%
Revenue - % change from prior year	(16.7)%	2.7%	(12.8)%	3.7%
SG&A expenses - % change from prior year	(5.6)%	14.6%	1.5%	7.6%
Effective tax rate	(287.3)%	34.6%	(47.8)%	30.8%

Note: As previously disclosed in our 2004 Form 10-K and our 2005 first and second quarter Forms 10-Q, we have restated our first, second and third quarter 2004 condensed consolidated financial statements for misstatements in financial results discovered in our Ireland subsidiary.  These restatements primarily affected cost of revenue and selling, general and administrative expenses and resulted in a decrease of our third quarter 2004 loss per share from ($0.17) to ($0.19) and our year-to-date loss per share from ($0.16) to ($0.22).  See Note 7 to the Condensed Consolidated Financial Statements for further discussion of this restatement.

Revenue

Our third quarter 2005 revenue decreased to $38.1 million, representing a 16.7% decrease from revenue of $45.7 million in the third quarter of 2004, arising from a decrease of approximately 26% in media unit volume over the same period, primarily within our PC OEM customer base.  This decline reflects the continued impact of a previously disclosed trend in this customer base to eliminate certain recovery CD’s and printed material shipped with some of their PC’s, as well as the effects of our previously disclosed willingness or ability to provide services at prices acceptable to these customers.

Our volumes with Microsoft and Dell continue to drive significant amounts of our overall revenue.  Revenue from Dell comprised approximately 18% of our total revenue in the third quarter of 2005, up from the 17% in the second quarter of 2005 but lower than the 21% in the third quarter of 2004. Third quarter business with Microsoft, which remains our largest customer, generated approximately 27% of our total revenue in 2005 as compared to approximately 26% in the second quarter of 2005 and 28% in the third quarter of 2004.

On a year-to-date basis, 2005 revenues declined approximately 13% to $122.9 million from $140.8 million in 2004.  In addition to the factors discussed above affecting our third quarter revenues, our 2005 revenues were affected in the first quarter by the timing and size of certain customer product launches and subscription cycles versus the first quarter of 2004, a decrease in the seasonal sell through for one of our retail customers, generally softer demand from our PC OEM customers, customer pricing reductions, and media production decreases related to content shifts from CD media to DVD media made by certain customers.

On a year-to-date basis, one customer accounted for approximately 25% of our consolidated revenue in both 2005 and 2004, and a second customer accounted for approximately 19% and 20%, respectively, of our consolidated revenue.  A third customer accounted for approximately 10% of our 2005 year-to-date consolidated revenues.

Gross Profit

Our reported third quarter gross profit percentage decreased from 15.8% in 2004 to 10.8% in 2005.  As noted above, in response to continued profit deterioration, we began executing a set of initiatives late in the first half of 2005 that included a reduction in excess CD replication capacity and related costs, and the transition of some assembly and other services to lower cost facilities.  During this transition, we made efforts to minimize the impact felt by our customers and as a result, in the third quarter of 2005, incurred additional operational costs such as expedited freight and premiums associated with outsourcing.  Additionally, continued increases in the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media, changes in customer mix, and the effects of customer pricing reductions all contributed to lower margins.  Since the first quarter of 2004, petroleum price increases and supply shortages have more than doubled the price of polycarbonate. We have secured an adequate supply of polycarbonate through a purchase agreement with our supplier. Although the supply agreement limits price increases, the increases allowed under the agreement have had a negative impact on our gross profit. Polycarbonate cost increases accounted for an estimated decline of $0.7 million in our third quarter 2005 gross profit margins or 1.7% of revenues as compared to the same period in 2004. This decline includes the offsetting effect of a one cent surcharge on CD and DVD media passed on to our customers beginning in the fourth quarter of 2004.

Our reported year-to-date gross profit percentage declined from 15.8% in 2004 to 7.5% in 2005, reflecting the lower capacity utilization prevalent in the first two quarters of 2005 before we began executing the plan to reduce excess CD replication capacity and transition of some assembly and other services to lower cost facilities.  Additionally, the same factors affecting our third quarter 2005 margins as discussed above as well as operational inefficiencies in our Ireland manufacturing facility during the first two quarters of 2005 contributed to the profit decline.  Polycarbonate cost increases, net of the surcharge discussed above, accounted for an estimated decline of $2.7 million in our gross profit margins or 2.2% of revenues as compared to the year-to-date period in 2004.  Gross profit margins for 2005 improved in the third quarter (10.8%) versus the second (7.8%) and first (4.3%) quarters primarily as a result of reduced operating costs driven by our restructuring activities.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the third quarter declined 5.6% from $9.2 million in 2004 to $8.7 million in 2005.  The decrease is primarily driven by reductions in headcount and other overhead associated with our downsized facilities.  On a year-to-date basis, SG&A expenses increased $0.4 million, or 1.5% due primarily to professional fees associated with additional legal and audit work for the previously disclosed Ireland restatement, the additional cost of the independent investigation of the accounting irregularities in Ireland and related controls testing for Sarbanes Oxley compliance.  In addition, our first quarter 2005 SG&A expense includes incremental costs related to acquisition activities terminated during that period.

Restructuring Costs

As discussed above in the “Introduction and Overview” in this Item 2, we continued the implementation in the third quarter of an operational plan aimed at improving the alignment of our fixed cost structure with current revenue levels.  In conjunction with this plan we have incurred approximately $0.3 million and $2.7 million in restructuring costs for the third quarter and year-to-date periods of 2005, respectively.  These costs consist primarily of employee severance and accelerated depreciation on assets which have been abandoned or disposed, and costs of relocating certain production equipment.

Litigation Reserve Adjustment

As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations relate to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.  In the third quarter of 2004, we established a reserve associated with settlement offers made in relation to these matters, a portion of which represents the proposed issuance of 1.5 million shares of the Company’s common stock which is valued based on the market price of the stock as of the end of each reporting period.  Accordingly, during the third quarter of 2005, the reserve increased by approximately $0.2 million, and on a year-to-date basis, the reserve was reduced by $2.0 million based upon changes in the market value of the Company’s shares during these respective periods.

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit.  This stipulation of settlement received Court approval on September 6, 2005 and will result in total payments of approximately $2.3 million in cash and 1.5 million shares of the Company’s common stock.  The charge against earnings associated with the issuance of the 1.5 million shares of stock was initially recorded in the third quarter of 2004, and the charge continued to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement was granted on September 6, 2005.

On June 9, 2005, we announced that the Company reached a settlement agreement with the SEC.  Under the terms of the settlement agreement, the Company paid a civil penalty in the amount of $2.0 million to the SEC during our third quarter of 2005.

See Note 5 to the condensed consolidated financial statements for further discussion of the details of these settlements.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), we recorded an additional valuation allowance of approximately $15.2 million for our deferred tax assets in the third quarter of 2005.   Based upon the recent history of losses in our United States and Ireland operations, a full valuation allowance was recorded in the third quarter of 2005 on the related net deferred tax assets in these jurisdictions.  The additional valuation allowance recorded in the third quarter of 2005 was calculated in accordance with the provisions of SFAS 109 which places primary importance on the most recent operating results  in each jurisdiction in which we operate.  While management continues to believe our actions to restructure the cost base and strategically reposition the Company will ultimately result in profitability, three years of historical operating losses generally dictate prudence in assessing the deferred tax asset. The Company intends to maintain the valuation allowance for its net deferred tax asset and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. Going forward this means we will not tax effect income or losses for accounting purposes, other than in Canada where we are in a tax payable position, until such time as we revisit the establishment of the reserve.  Our effective tax rate for the third quarter of 2005 was (287.3%) as compared to 34.6% in the third quarter of 2004.

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

Royalties.  We have license agreements with several companies for the use of certain CD and DVD manufacturing technologies we use in our business.  We do not necessarily have agreements with every patent holder that may assert or has asserted a claim to royalties.  The cost of these royalties is accrued based on units sold and charged to cost of revenue based upon the terms of our royalty agreements and, in accordance with the provisions of FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, our assessment of the likelihood that other royalty claims may be asserted against us.  Royalty expense included in cost of revenue was $2.8 million and $3.9 million in the first nine months of 2005 and 2004, respectively.

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

In accordance with SFAS 109, we recorded an additional valuation allowance of approximately $15.2 million for our deferred tax assets in the third quarter of 2005.   Based upon the recent history of losses in our United States and Ireland operations, a full valuation allowance was recorded in the third quarter of 2005 on the related net deferred tax assets in these jurisdictions.  This allowance is in addition to the previously recorded and disclosed allowance of $2.3 million related to the uncertainty of realizing the benefits of certain loss carryforwards before they expire.  The additional valuation allowance recorded in the third quarter of 2005 was calculated in accordance with the provisions of SFAS 109 which places primary importance on the most recent operating results  in each jurisdiction in which we operate.  While management continues to believe our actions to restructure the cost base and strategically reposition the Company will ultimately result in profitability, three years of historical operating losses generally dictate prudence in assessing the deferred tax asset. The Company intends to maintain the valuation allowance for its net deferred tax asset and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. Going forward this means we will not tax effect income or losses for accounting purposes, other than in Canada where we are in a tax payable position, until such time as we revisit the establishment of the reserve.  At September 30, 2005 and December 31, 2004, we had a valuation allowance of $17.5 million and $2.3 million, respectively.

Our effective tax rate for interim reporting periods represents our best current estimate of our effective tax rate for the full year, which requires estimates of full year income or losses across each of the tax jurisdictions in which we operate.  These estimates may change throughout the year resulting in potentially significant changes to our overall effective tax rate due to the effect of differences in the tax rates in each jurisdiction.  It is our expectation, that until there is evidence to support the reversal of our deferred tax valuation allowance, we will incur tax expense only related to our Canada operations.  In addition, the preparation of our income tax returns requires the interpretation of the associated tax laws.  Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods.  Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities.

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

Recently Issued Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on the Company’s overall results of operations, financial position or cash flows; however, we believe that it is unlikely that impact will be material.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for the Company relative to nonmonetary asset exchanges beginning December 31, 2005. The provisions of this Statement shall be applied prospectively. The Company is in the process of evaluating whether the adoption of SFAS 153 will have a significant impact on the Company’s overall results of operations or financial position; however, we believe that it is unlikely the impact will be material.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The Company is in the process of evaluating the impact of SFAS 123(R) on the Company’s overall results of operations, financial position and cash flows. Refer to pro forma disclosure in Note 3 for an indication of the expense that would have been included in the income statement had SFAS 123(R) is adopted.

On October 22, 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004.  FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  By electing to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to repatriate extraordinary dividends we will therefore be eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. As discussed in our 2004 10-K, we have evaluated this opportunity and, based on these requirements, the Company currently has $5.4 million of cash held outside the U.S., which could be eligible for the special deduction in fiscal year 2005. It is anticipated that we will complete any dividend by the end of our current fiscal year.  The range of possible amounts that the Company is currently considering eligible for repatriation is between zero and $3.6 million.  The related potential range of income tax is between zero and $0.2 million.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (FIN 47). This Interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No.143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the liability. We are currently reviewing and analyzing the impact that adopting FIN 47 will have on our consolidated financial statements.

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

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13), which addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.  Full adoption of EITF 04-13 is not expected to have a material effect on the Company’s financial statements.

Liquidity and Capital Resources

Cash and Cash Equivalents and Short-Term Available-for-Sale Securities.  As of September 30, 2005, cash and cash equivalents and short-term available-for-sale securities, in the aggregate, totaled $44.2 million, a decrease of $16.1 million from December 31, 2004.  During the first three quarters of 2005, cash flows used in operating activities totaled $12.7 million, including restructuring related expenditures of $1.5 million, and previously disclosed SEC settlement payments totaling $2.0 million. The remainder of the overall decrease is primarily related to capital expenditures totaling $3.3 million.

Working Capital and Liquidity.  Working capital totaled $65.9 million and $83.3 million at September 30, 2005 and December 31, 2004, respectively.  This decrease primarily related to capital expenditures totaling $3.3 million, cash restructuring charges of $1.5 million, the previously disclosed SEC settlement payments totaling $2.0 million, the $1.7 million valuation allowance recorded on our current portion of deferred tax assets and the other operating losses incurred in the first three quarters of 2005. Our principal source of working capital continues to be cash and cash equivalents and short-term available-for-sale securities.  In addition to our working capital balances, we also hold long term available-for-sale securities which represent our investment in Intraware (see Note 4 to the Consolidated Financial Statements).  These securities are registered and readily tradable and had a market value at September 30, 2005 of $1.1 million.

Our future liquidity needs will depend on, among other factors, the timing of capital expenditures, potential future restructuring activities, expenditures in connection with possible acquisitions, the potential repurchase of Company shares in accordance with the recently authorized share buyback program and the timing of our ability to return the business to profitability. We believe that existing cash and investment balances and anticipated cash flow from operations will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations.  In the third quarter of 2005, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media.  Beginning in the first half of 2004, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing.  Under the agreement, which runs through June 2006, we have agreed to purchase polycarbonate at set price terms.  These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement, subject to purchase volume reductions, are approximately $3.8 million based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

Outlook

Our existing business continues to be focused on CD and DVD media replication services and related assembly, distribution and contact center services which we deliver primarily through Company-owned facilities. We continue to evaluate our strategy of delivering our services through a vertically integrated model, with large fixed investments in facilities and equipment, versus a model in which we place more emphasis on our managed services capabilities.  As our relationships with our customers evolve, we believe many of these customers will place greater value on our ability to program manage their end-to-end supply chain and less emphasis on our ability to directly deliver those services.

In the first half of 2005 we began a restructuring plan which eliminated approximately 33% of our CD replication capacity. While this restructuring plan was primarily aimed at reducing this capacity and its related costs, it also represents a move toward less dependency on Company-owned assets in the delivery of our services and will result in a greater dependence on outsourcing this volume in peak demand periods.

We expect to continue to evolve our strategy of increasing our emphasis on the value we provide our customers through our program management capabilities, with less dependency on Company-owned assets in delivering those services. However, this value proposition is not fully tested and we can not be assured that it will be accepted by the marketplace or that we will be successful in implementing it.  Should we fully implement this model, we will face a number of risks and uncertainties, including the following:

•                    A program management business model is very dependent on customer relationships, vendor relationships and the ability of those vendors to commit and deliver to required service levels, and our ability to employ and retain qualified employees.  It also requires the ability to deliver to service levels profitably when the delivery of these services is not always within the direct control of the company.

•                    The implementation of this model will require that the skill sets of our employees be modified to align with the emphasis on program management capabilities.  If we are not successful in doing so, it will impact our ability to be successful.

•                    Changes in our service offerings resulting from this shift could negatively affect our revenue and profitability;

•                    A shift toward less dependency on Company-owned facilities and equipment could result in additional restructuring activities and the need to continue to develop and implement future cost savings initiatives to align costs with the marketplace. These activities may not be successful or meet the changes in the marketplace and could have a disruptive impact on our customers and employees which could significantly affect future levels of revenue and profitability.

As previously discussed in our filings with the SEC, starting in the second quarter of 2004, we were informed of changes to certain programs we support for several of our large customers that may result in noticeable future declines in the level of business we currently have with these customers.  The first of these customer-driven changes involves the elimination of certain recovery media and printed materials from some of the new PCs sold by our PC OEM customers. This change began to significantly impact our revenues starting in the second quarter of 2005.  In the third quarter of 2005, the continuing effects of this change contributed to a 25% year-over-year revenue decline in our PC-OEM customer base.  We expect that this continuing initiative will negatively impact our revenues with this segment for the balance of 2005 and beyond.  While there maybe an opportunity to offset some of this decline with program expansion in other segments of our business with some of our PC-OEM customers, we are not assured of the timing or size of those opportunities.  As we previously discussed, we had also been informed in 2004 by one of our larger customers that , possibly starting in 2005, a certain portion of their customer base supported by us will be migrated to a new service delivery system operated by one of competitors.  This new delivery system was completed subsequent to the end of the third quarter of 2005 and the change will begin to negatively impact our revenues and profitability with this customer in the fourth quarter of 2005 and beyond. We currently believe this change will result in a year-over-year reduction in revenue with this customer of  approximately 10%.   One of our customers has also recently announced plans to expand their internal capabilities for producing DVD media.  We do not anticipate that this change will have any affect on our business over the next twelve months.  At this time, we are unable to accurately quantify its potential affect, if any, on our business with this customer past that period.  In addition to these and other market changes, our customers continue to demand general pricing decreases in the services we provide.  We continue to evaluate our response to these pricing pressures and in some instances have implemented strategies designed to properly align our pricing with the value of products and services we provide.  These pricing strategies may result in losses of significant portions of business if not accepted by our customers and affect our ability to increase or achieve consistent levels of revenue and profitability.

Beginning in the first half of 2004, supply shortages and petroleum price increases have placed significant upward pressures on the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media. While we believe there are alternative sources of polycarbonate available in addition to our current inventory of polycarbonate, we have entered into a new purchase agreement with our polycarbonate supplier that limits price increases through June 2006. However, the increases allowed under the previous agreement have had, and the increases allowed in the new agreement will continue to have, a negative impact on our gross profit margins.  We will continue to work with our customers in 2005 to pass on to them some or all of these cost increases, however there are no assurances that we will be successful in doing so or that our attempts to pass along these cost increases will not result in a loss of business to competitors.

We continue to face significant costs and resource constraints in connection with our compliance with the necessary reporting, compliance and administrative aspects of a public company. These requirements drive additional SG&A costs for professional services, both legal and accounting, governance, and management requirements to support all of the additional legislation imposed on public companies. Many of our competitors are not public entities or are larger public entities, and the related impact of complying with these requirements can affect our ability to perform competitively.

As discussed in previous sections of this Form 10-Q, in the second quarter of 2005 we implemented a restructuring plan that includes both cost reduction activities as well the implementation of pricing strategies with an overall goal of moving towards profitability at a lower revenue level.  It is difficult at this time to predict with certainty the final scope, timing and costs associated with its implementation and whether the resulting impact of these initiatives will have a further negative impact on our ability to achieve these revenue levels.  During the second and third quarters of 2005, the restructuring activities negatively impacted our ability to meet all service level requirements of all customers. While we believe we have responded appropriately and that ultimately the changes will result in an improved service/delivery model for our customers, the risk of loss of  revenue or future opportunities with these customers may by affected by this service level performance.  In addition, the restructuring has resulted in some employee turnover and the risk exists that we may not be able to replace these employees on a timely basis with qualified and experienced people. In line with our goal, we substantially completed the previously announced plan during our third quarter of 2005.

We also continue to explore additional strategies to lower our overall costs.  As part of this effort and after a careful study of our U.S. assembly and distribution infrastructure, we have decided to close our Fremont, California facility, from which we had already eliminated CD/DVD replication capacity in the previously announced restructuring plan.  With the Fremont lease up for renewal in early 2006, we decided to take the additional step of closing the facility and we will be transferring assembly, fulfillment and customer care activities from this facility to other Zomax operations.  The restructuring activity surrounding our closure of the Fremont facility will result in net restructuring charges of approximately $1.8 million for employee liabilities, retention, equipment transfers and write-offs and other site clean up costs.  Closure of the facility is expected to be completed in early 2006.  We believe that  the savings from this action should result in a payback of these one time costs in less than six months.

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

In light of the discussion above, we are forecasting revenues in the fourth quarter of 2005 to be in the mid-$40 million range and for our net loss to be approximately ($0.10) per share including restructuring charges related to our Fremont site closure, or a loss of approximately ($0.05) to ($0.06) per share excluding these charges.  Based on this guidance for fourth quarter profitability and until there is evidence to support the reversal of our deferred tax valuation allowance, we will incur taxes only related to our Canada operations.   Accordingly, our losses above do not include any related tax benefits.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following:

•                  our ability to successfully execute our plans to achieve our goal of profitability at lower revenue levels that what we experienced in the first three quarters of 2005;

•                  our belief that subsequent to our plan to achieve profitability at lower levels of revenue, opportunities will exist to allow us to achieve top line growth through both internal efforts and acquisition activities;

•                  the negative effect on our revenues of our PC OEM customers’ continuing initiatives to eliminate certain recovery CDs and print material from some of their new PC shipments and the opportunity to offset some of this effect with new business from those customers;

•                      the effect on our business of communication from one of our larger customers regarding their intention to award certain business currently provided by us to one of our competitors, and the possible lack of permanency of that decision;

•                      the strength of our customer relationships, the related impact on our ability to retain such customers and our ability to develop new customers in the future;

•                      our ability to execute our restructuring activities and that our existing customers will not be negatively impacted due to potential disruption in our ability to provide continuing effective service;

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

•                      the impact on our revenues of our ability or willingness to perform our services at prices required by or mandated by our customers;

•                      the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs; and

•                     our forecast of revenues and net loss per share in the fourth quarter of 2005.

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following listing of risks and uncertainties actually occur, our business, financial condition or results of operations could suffer. The risks and uncertainties described below may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future. These risks and uncertainties include, without limitation, the risks and uncertainties described in the section captioned “Outlook” above, the changes and volatility in the personal computer hardware and software industry, particularly with respect to the demand for CD and DVD media, from which a significant portion of our revenues are derived; macroeconomic factors that influence the demand for personal computer hardware and software and the resulting demand for our services; consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as a services provider to one or more customers; our ability to make the proper strategic choices with respect to pursing profitable growth in our business; increased competition within our industry and increased pricing pressure from our customers; the volatility of polycarbonate prices; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in the demand for particular services we offer or the content included in the products we produce for our customers; the potential negative impact on our customer relationships as we transition their production to other locations or attempt to execute pricing strategies that are not acceptable to the marketplace, our ability to accurately predict the amount of time and cost required to fully complete our restructuring plan, our ability to retain key employees during and subsequent to the execution of these restructuring activities; turnover in our financial organization,  may impact our ability meet all of our reporting and internal control compliance requirements; and other risks and uncertainties, as discussed in detail under the caption “Risks and Uncertainties” in Item 1 of our 2004 Form 10-K captioned as follows:

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

In addition to these translation gains and losses, we also incur transaction gains and losses which are reflected in our financial statements.  A majority of the sales from our Canadian operations, and a large portion of the related costs, are denominated in US dollars.  As a result, our exposure to the Canadian currency is limited to local currency denominated expenses.  The majority of sales revenues and related costs in our Ireland operations are denominated in Euros.  Foreign currency transaction gains and losses historically have not been material to our results of operations or our financial condition.  However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future.  These gains and losses may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets.  In addition, demand for our products and services can be impacted by the value primarily of the U.S. dollar relative to other currencies.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). In light of the material weakness in the Company’s internal control over financial reporting in the supervision and oversight of accounting personnel at the Company’s Ireland subsidiary, Zomax, Ltd. (“Zomax Ireland”) as discussed below and as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the chief executive officer and chief financial officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the first nine months of 2005, the Company has implemented the following remediation steps to address the material weakness discussed above:

•                  The former Ireland financial controller has been replaced by an individual with appropriate experience and qualifications.

•                  Our corporate controller has been assigned to directly oversee and implement changes to the monthly financial close process in Zomax Ireland.  These changes include the implementation of appropriate journal entry reviews, balance sheet reconciliation processes and procedures to ensure Company policies are followed.

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

•                  With a new chief financial officer recently appointed, we continue to assess our global financial organization structure for possible staffing and structural changes. The assessment is focused toward better positioning the organizations’ ability to supervise and oversee the performance and compliance of all aspects of the financial reporting and control requirements necessary for support of the Company.

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

ITEM 6.  EXHIBITS

The following exhibits are filed with this Report:

10.1	Authorized Replicator Agreement with Microsoft dated July 1, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2005		ZOMAX INCORPORATED

	By:	/s/ Anthony Angelini
Anthony Angelini, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard D. Barnes
Richard D. Barnes, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2005

Exhibit Number	Description

10.1*	Authorized Replicator Agreement with Microsoft dated July 1, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Portions of this Exhibit 10.1 have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.