Form 10-K
period 2005-12-30
ZOMAX INC /MN/
filed 2006-03-15
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 30, 2005

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
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES☐  NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES☐  NO☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒  NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐  NO☒

The aggregate market value of the voting stock held by non-affiliates was $92,058,654 based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on July 1, 2005.

The number of shares outstanding of the registrant’s common stock as of March 10, 2006 was 32,492,412 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

General

At Zomax, we help companies develop, manage and improve rapidly changing product and program supply chains. Zomax delivers a comprehensive supply chain solution by integrating and coordinating the resources, capabilities and technology of our own organization with those of complimentary third party product and service providers. We believe this model results in superior value for our customers by combining our in-house expertise with that of our supplier partners to deliver maximum flexibility and consistently high quality products and services just-in-time.

Established in 1993, we have approximately 1,000 full-time employees and currently operate 11 facilities in the United States (“U.S.”), Canada, Mexico, and Ireland. Three of our United States facilities will be closed in the first half of 2006. Our existing business continues to be focused on CD and DVD replication services and related assembly, distribution and contract services which we deliver primarily through company-owned or leased facilities. The Company’s strategy is to evolve our business model towards less vertical integration with our primary emphasis on program management capabilities and services with less dependency on our company-owned assets in delivering those services.

We market and sell outsourced supply chain services to industry-leading customers in a variety of markets. We believe our experience in supply chain program management as well as integrating and managing critical supply chain functions allows our customers to focus on their core competencies, reduce costs, accelerate time to market, decrease inventory obsolescence, and improve response to customer demand in a variety of geographic regions.

Whether orders are fulfilled directly to our customer’s end-users or channel partners, or just in time (JIT) to the customer’s production facilities, our goal is to help companies deliver “The Perfect Order” - that means the right product, the right place, the right time, at the right value.

Industry

The supply chain outsourcing services industry manages a vast array of products and content for a wide range of markets. Whether it is IT hardware, software, consumer electronics, automotive parts, pharmaceuticals or other products, organizations are increasingly turning to experienced outsourcing partners to bring their products to market more efficiently. The growing complexity of supply chains with faster time-to-market requirements, quicker turn-times, globalization, and limited visibility to demand combined with ongoing cost pressures and resource constraints have driven the growth of supply chain outsourcing. Companies are also looking to consolidate the number of outsource providers they use to drive improved integration, visibility and efficiency with their remaining partners.

The same factors that have led to more outsourcing are driving consolidation in the industry, as many small local and regional service providers find it increasingly difficult to access the capital required to invest in new capabilities and additional value-added services. Consolidation of the industry continues as marginal companies struggle to compete.

We believe our strong balance sheet, flexibility, end-to-end solutions, customer list, consistent execution and solid reputation in the industry continue to be a competitive advantage and position us to capture market share as the industry consolidates and smaller players disappear.

Services

Our supply chain outsourcing solutions help companies to develop, manage and improve rapidly changing product and program supply chains. Our program management services support the entire spectrum of a product or program lifecycle from planning through production to end-user support. By leveraging both our internal capabilities and those of our supplier partners, we offer a modular suite of supply chain services that enable customers to select the combination of services that best meet their unique needs. They include:

•      Customer Contact Services – To help build sustainable, interactive relationships between our customers and their end-users, we provide a broad range of end-customer services. Our end-to-end approach covers inbound/outbound teleservices, order processing, billing services and e-commerce to support the entire customer life-cycle.

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

Customers, Markets and Sales

We market and sell outsourced supply chain services to a variety of customers in several different industries. Historically, the majority of our revenue was derived from customers in the computer hardware manufacturing (PC-OEM) and software publishing industries. We currently service a broad base of customers in these industry segments including Microsoft®, Dell®, H&R Block®, Apple® and Logitech®. During 2005 and 2004, Microsoft revenues accounted for approximately 24% and 22%, respectively, of our total revenues. In addition, Dell accounted for approximately 17% of our total revenues in 2005, and 19% in 2004.

Major customer teams are led by our program managers who are responsible for integrating with our customer’s operations, gaining a detailed understanding of their business, products and program objectives and working within the Zomax network to create solutions to meet those objectives. Within each customer team are also project managers responsible for ensuring that each order is processed on a timely basis, all required support materials are in place, and desired quality levels are achieved. We also employ a direct sales staff that is responsible for developing new business relationships. The sales team focuses on markets where we have experience and proven customer references including software publishing, marketing services, customer information services and more.

We are an authorized replicator of Microsoft, which allows us to replicate Microsoft products for any authorized distributor or OEM in the North and South American regions. We are also authorized to perform fulfillment services for Microsoft licensed OEMs. These arrangements are pursuant to annual agreements with Microsoft. We also provide replication, telemarketing and fulfillment services for certain Microsoft programs under a Master Services Agreement. Each of our primary contracts with Microsoft expires in June 2006. We expect, but cannot guarantee, that these agreements will be renewed.

Competition

The supply chain service industry is highly competitive and is undergoing consolidation. We compete primarily with supply chain service providers and, to a lesser extent, with media replicators and third party logistics companies. Each of these producers generally services a defined set of customer needs. Some of these companies are members of the Zomax supplier network and partner with us to provide various services for our customers.

•   Supply Chain Service Providers. Companies in this segment provide services that help companies manage the flow of their products to their consumers from sourcing through manufacturing and distribution. Examples include companies such as Arvato (a division of Bertlesman AG), Startek Corporation, ModusLink, Digital River, and Inoveris. We believe our unique combination of in-house capabilities and expertise and our developing network of supplier partnerships enable us to provide better synchronized programs for customers and provide us an advantage over these competitors.

•   Media Replicators. Companies in this segment manufacture and distribute CD and DVD media. Examples include Sonopress (a division of Bertlesman, AG), Cinram International Inc., Duplium, Technicolor and Crest. Several media replicators have expanded their solutions to include additional supply chain services such as distribution or returns management. We believe that the breadth of our supply chain services, including customer contact services and electronic software delivery (ESD), provides a competitive advantage for Zomax.

•   Third Party Logistics Organizations. Core services for these companies are distribution and logistics and include organizations such as Ingram-Micro Logistics, PFSWeb and UPS. We believe that the breadth of our supply chain services provides a competitive advantage for Zomax, and in some situations, enable partnership opportunities with these competitors for large customers.

•   Printing and Packaging Firms. Organizations such as Banta, IPC and Q-Media started in the printing or packaging market and expanded their services to include other aspects of the supply chain. We believe that the breadth of our supply chain service offerings help position us as a more complete solution provider than these companies.

A number of our national and regional competitors are larger and more established with greater financial and other resources than us, particularly as consolidation in the industry continues. As a result, such competitors may be able to respond more quickly to market changes or to devote greater resources to the manufacture, promotion, and sale of their products and services than we can. Alternatively, other competitors are weaker financially in comparison to us. We believe that financial strength continues to be a key decision making component for customers, and that the strength of our balance sheet is an advantage over some competitors.

We believe that we generally compete favorably with respect to quality, service, reliability, price, manufacturing capability, and timely delivery of product, the principal competitive factors in this industry. We also believe that customers value our broad service offerings in comparison to some of our competitors’. As such, to enhance our competitive position, we offer a full range of value-added services to customers including sourcing, production, fulfillment, returns management, and a range of contact center services. These are performed in-house and through strategic supplier partners.

Financial Information About Geographical Areas:

Financial information about our geographic segments is presented in Note 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Fiscal Year End

Our fiscal year ends on the last Friday of the calendar year. Unless otherwise indicated, our fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003, are referred to herein as 2005, 2004 and 2003, respectively.

Backlog

Our business is characterized by short lead times for customer orders. For this reason and because of the timing of orders, delivery intervals, and customer changes in quantities and delivery schedules, our backlog as of any particular date is not a meaningful indicator of future financial results.

Proprietary Rights

Like most other CD and DVD manufacturers, we use patented technology primarily under nonexclusive licenses. These licenses generally provide for the payment of royalties based upon the number, type and use of CDs and DVDs sold and terminate either upon the expiration of the patents being licensed or on a certain date. If we are unable to maintain these licenses, it could have a material adverse effect on our financial results.

Seasonality

The demand for our services is seasonal, with demand increasing in the fall due to the new school year and holiday season purchases. In addition, our business is subject to the product release cycles of our major customers. Seasonality and product release cycles can result in significant quarterly variations in financial results, with our fourth quarter generally being our strongest in terms of revenue.

Employees

We have approximately 1,000 full-time employees and we contract to hire additional labor resources on a temporary basis to perform manufacturing and fulfillment related services as the need arises. We believe that our relations with our employees are good and that we provide competitive salary and benefits programs. None of our employees are covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

The discussion in this Item 1A and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of

1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “should” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following:

•      Our ability to successfully execute our plans to achieve our goal of profitability at lower revenue levels than we experienced in 2005;

•      Our belief that subsequent to our plan to achieve profitability at lower levels of revenue, opportunities will exist to allow us to achieve top line growth through both internal efforts and acquisition activities;

•      The negative effect on our revenues of our PC-OEM customers’ continuing initiatives to eliminate certain recovery CDs and print material from some of their new PC shipments, coupled with the opportunity to offset some of this effect with new business from those customers;

•      The negative effect on our revenues of the previously discussed announcement by one of our major customers to expand their internal media production capabilities;

•       The strength of our customer relationships, the related impact on our ability to retain such customers and our ability to develop new customers in the future;

•       Our ability to execute our restructuring activities and that our existing customers will not be negatively impacted due to potential disruption in our ability to provide continuing effective service;

•       Our ability to transition our business model to one that is less vertically integrated and more dependent on strategic supplier partnerships without disrupting service levels to our customers;

•       The impact of polycarbonate and other raw material price increases on our gross profit margins and our ability to pass these price increases on to our customers;

•       Our general expectations about our ability to meet the challenges of our business;

•       The growth prospects of supply-chain outsourcing services;

•       The impact on our revenues resulting from our ability or willingness to perform our services at prices required by or mandated by our customers;

•       The sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs;

•      Our competitive position relative to other companies providing similar services;

•      Our ability to retain key executive and management personnel through our transition;

•      Our relationships more generally with our employees and managing turnover while the company transitions service models;

•      The potential negative impact on profitability due to the growing pricing pressure from competitors;

•      The potential threat caused by the development and rate of market acceptance of new media storage techniques or other electronic technologies on the need for CD and DVD media in the PC hardware and software industries;

•      The growth opportunities associated with our efforts to broaden our customer base outside our traditional markets; and

•      Achievement of long-term benefits associated with necessary investments in our business.

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following listing of risks and uncertainties actually occur, our business, financial condition or results of operations could suffer. The risks and uncertainties described below may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future. These risks and uncertainties include, without limitation the changes and volatility in the personal computer hardware and software industry, particularly with respect to the demand for CD and DVD media, from which a significant portion of our revenues are derived; macroeconomic factors that influence the demand for personal computer hardware and software and the resulting demand for our services; consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as a services provider to one or more customers; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in the demand for particular services we offer or the content included in the products we produce for our customers; as well as those identified below.

We are dependent on a small number of key customers in the personal computer (PC) hardware and software industries.

Our business continues to be dependent on a small number of key customers in the PC hardware and software industries. Our top five customers in 2005, 2004, and 2003, were all members of these industries and in the aggregate represented approximately 62%, 58% and 50% of our total revenue, respectively. Accordingly, our operating results are influenced by the changes and volatility in these industries and the macroeconomic factors that influence the demand for personal computer hardware and software. In general, our contractual agreements with these and other customers allow them to terminate service with very little notice and without cause. Furthermore, significant portions of our revenue from these customers are derived from individually large product programs within these customers. As a result, our revenues can be materially sensitive to decisions customers make with respect to these individual programs. Included in our top five customers are Microsoft and Dell, from which we received, in the aggregate, approximately 41% of our revenues in each of 2005 and 2004. The loss of either of these customers or a significant change in their business requirements would have a material adverse effect on our operations.

 As previously discussed in our filings with the SEC, starting in the second quarter of 2004, we were informed of changes to certain programs we support for several of our large customers that would result in noticeable future declines in the level of business we currently had with these customers.  The first of these customer-driven changes involves the elimination of certain recovery media and printed materials from some of the new PCs sold by our PC-OEM customers along with other changes. These changes began to significantly impact our revenues starting in the second quarter of 2005. In 2005, the continuing effects of these changes contributed approximately $22 million in year-over-year revenue decline in our PC-OEM customer base. We expect that this continuing initiative will negatively impact our revenues from this segment to a similar if not more significant degree for at least the first three quarters of 2006.  While there may be an opportunity to offset some of this decline with program expansion in other segments of our business with some of our PC-OEM customers, we are not assured of the timing or size of those opportunities.

We had also been informed in 2004 by one of our key customers that, possibly starting in 2005, a certain portion of their customer base supported by us will be migrated to a new service delivery system operated by one of our competitors. This new delivery system was completed subsequent to the end of the third quarter of 2005 and the change began to negatively impact our revenues and profitability in the fourth quarter of 2005. Looking forward, we believe this change will result in a year-over-year reduction in revenue from this customer of approximately $2.0 million in 2006.

As we previously discussed, in the third quarter of 2005 one of our larger customers announced their plans to expand their internal capabilities for producing media. At that time, we were informed that the internal capabilities would only include DVD media and we did not anticipate that this change would have any affect on our business over the next twelve months.  We were recently informed by this customer that the planned internal capabilities would include both CD and DVD media, the current forecasted implementation timeline would be July 2006, and that the customer’s intention is to supply all of their North American media for the programs we support on their behalf after that date. This change only impacts the media manufacturing component of our overall business with this customer. Given the uncertainty of the required program adjustments required to accommodate this change and the breadth of additional service support we will retain, we are unable to accurately quantify its potential effect on our business with this customer in 2006 and beyond.

In addition to these and other market changes, our customers continue to demand general pricing decreases in the services we provide.  We continue to evaluate our response to these pricing pressures and in some instances have implemented strategies designed to properly align our pricing with the value of products and services we provide.  These pricing strategies may result in losses of significant portions of business if not accepted by our customers and affect our ability to increase or achieve consistent levels of revenue and profitability. In addition to the risk of program changes, the work we perform for our customers is periodically put out for competitive bid. We believe we have strong relationships with our current customers and that our knowledge of their business, our flexibility to meet their changing needs, our broad range of service capabilities and our strong balance sheet are important decision factors for them. However, the risk exists that we may not be the successful bidder, our profit margins will be negatively impacted by pricing changes necessary to retain their business, or that consolidation among our customers or competitors could cause disruption in our existing customer relationships. Some of our larger customers rely on unique information technology systems that we possess, which provides us a competitive advantage. However, there can be no assurances that this advantage will not be reduced or eliminated by alternative solutions developed internally by these customers or by our competitors. If we were to lose all or a significant portion of our business with one of these key customers, our revenues and profit margins would be materially and negatively impacted. In addition, competition in these industries, particularly the PC hardware industry, has resulted in the need for these companies to put continued pressure on their vendors, including Zomax, for price reductions and increased service levels.

Finally, we have experienced operating losses in the recent past, including 2005. While our balance sheet remains strong and we have taken aggressive actions to address our operating losses; continued operating losses raise potential concerns with major customers that could result in them moving some or all of their business to an alternative provider.

While we continue to make efforts to expand our base of customers to those outside these industries, these initial customer opportunities tend to be smaller, making it very unlikely that we could quickly recover from the loss of one of our key customers through the acquisition of several new customers outside or within these industries.

We may not be able to maintain our status as a Microsoft Authorized Replicator.

We have been designated by Microsoft as an Authorized Replicator (AR) of their software and are one of a limited number of Microsoft AR’s in the United States. Retaining our status as a Microsoft AR requires that we continue to meet a number of stringent criteria established by Microsoft. Our status as a Microsoft AR is a requirement to replicate CD and DVD media software for our customers in the PC hardware industry that sell or use Microsoft software with their products.

Our AR contract with Microsoft is scheduled for annual renewal in June 2006. We are unaware of any current matters that would jeopardize this renewal or our AR status.  If, however, we were to lose our Microsoft AR status, we would lose a significant portion of our business with our customers that sell Microsoft software and our revenues and profitability would be materially and negatively impacted.

Evolution to a less vertically integrated business model.

Our existing business continues to be focused on CD and DVD media replication services and related assembly, distribution and contact center services which we deliver primarily through Company-owned or leased facilities. Our goal is to evolve into a less vertically integrated model in which we will deliver a more comprehensive supply chain solution for our customers along with lower fixed costs and capital tied up in assets for the Company. As our relationships with our customers evolve, we believe many of these customers will place greater value on our ability to program manage their end-to-end supply chain and less emphasis on our ability to directly deliver those services.

We began a restructuring plan in 2005 which eliminated over 33% of our CD replication capacity. While this restructuring plan was primarily aimed at reducing this capacity and its related costs, it also represents a move toward less dependency on company-owned assets in the delivery of our services and will result in a greater dependence on outsourcing this volume in peak demand periods. We intend to continue to explore this strategy of reducing our reliance on internal replication capacity.

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

•      Changes in our service offerings resulting from this shift could negatively affect our revenue and profitability.

•      A shift toward less dependency on company-owned or leased facilities and equipment could result in additional restructuring activities and the need to continue to develop and implement future cost savings initiatives to align costs with the marketplace. These activities may not be successful or meet the changes in the marketplace and could have a disruptive impact on our customers and employees which could significantly affect future levels of revenue and profitability.

•      A program management business model requires a seamless, real time information technology infrastructure to link the supply chain from suppliers and partners through to the end of line customers. Building and supporting this infrastructure requires investment and there are no assurances we will be able to deliver a competitively effective and efficient solution.

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

 We continue to face significant costs and resource constraints in connection with our compliance with the necessary reporting, compliance and administrative aspects of a public company. These requirements drive additional SG&A costs for professional services, both legal and accounting, governance, and management time to support all of the additional legislation imposed on public companies. Many of our competitors are not public entities or are larger public entities, and the related impact of complying with these requirements can affect our ability to perform competitively.

Beginning in the first half of 2004, supply shortages and petroleum price increases have placed significant upward pressures on the price of polycarbonate, certain other raw materials and freight costs.

 Beginning in the first half of 2004, supply shortages and petroleum price increases have placed significant upward pressures on the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media. While we believe there are alternative sources of polycarbonate available in addition to our current inventory of polycarbonate, we have entered into a new purchase agreement with our polycarbonate supplier that limits price increases through June 2006. However, the increases allowed under the previous agreement have had, and the increases allowed in the new agreement will continue to have, a negative impact on our gross profit margins. We have also experienced increases in other component and freight costs which suppliers have also attributed to petroleum price increases. While we worked with our customers in 2005 and continue to do so in 2006 to pass on to them some or all of these cost increases, we were not successful in every case and there are no assurances that we will be successful in doing so in the future or that our attempts to pass along these cost increases will not result in a loss of business to competitors.

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

Restructuring to move towards profitability.

As previously discussed, in the second quarter of 2005 we began a restructuring plan that includes both cost reduction activities as well as the implementation of pricing strategies with an overall goal of moving towards profitability at a lower revenue level. After a careful study of our U.S. assembly and distribution infrastructure in the fourth quarter we announced our intent to close our Fremont, California facility. With the Fremont lease expiring in early 2006, we are transferring assembly, fulfillment and customer care activities from this facility to other Zomax operations. Transition of customer program support from this facility to other Zomax locations is on track and the closure of the facility is expected to be completed in early 2006. During the second, third and fourth quarters of 2005, the restructuring activities negatively impacted our ability to meet all service level requirements for selected customers. While we believe we have responded appropriately and that ultimately the changes will result in an improved service/delivery model for our customers, the risk of loss of revenue or future opportunities with these customers may be affected by this service level performance. In addition, the restructuring has resulted in some employee turnover and the risk exists that we may not be able to replace these employees on a timely basis with qualified and experienced people. We also continue to explore additional strategies to lower our overall costs which might result in the need for future facility closures, asset restructuring and other spending reductions.

Limited visibility to customer demand.

Given the dynamic market conditions in which we operate, our ability to accurately predict revenue and earnings for a given time period is difficult. Forward looking estimates or statements are subject to management’s interpretation of the data available at the time the statements are prepared and may not correlate with the actual results produced in the projected period. We have very limited visibility to our customers’ near or long-term demand for our services, and changes by our customers in the content of the products we produce for them can significantly affect our levels of reported revenue and related profits relative to our expectations.

We concluded that our internal controls over financial reporting were not operating effectively as of December 31, 2004.

During our review of internal controls in effect during 2004, we identified a material weakness, as more fully discussed in our Form 10-K for 2004. The assessment was that insufficient supervision and oversight of accounting personnel at our Ireland subsidiary led to incorrect accounting entries and reconciliations by Irish personnel. As a result, our financial statements for 2003 and the first three quarters of 2004 were restated. During 2005, we implemented a series of remediation steps to address this material weakness, and thus believe that these deficiencies have been corrected in 2005. Any additional material weakness may lead to a further negative impact on our financial results, including the possible loss of business from certain customers as a result of the uncertainties caused by any such weakness, a qualified report from our auditors, a loss in confidence in the reliability of our financial reports or a decline in the stock price due to an adverse reaction from the financial markets. In addition, the SEC has begun an informal inquiry into the circumstances in Ireland giving rise to the conclusion that a material weakness in our internal controls existed. While we are fully cooperating with the SEC in this matter, we may be the subject of governmental investigations or other proceedings.

We are subject to foreign currency exchange fluctuations

A portion of our operations are located in Ireland and Canada. A majority of the revenue from our Canadian operations, and a portion of the related costs, are denominated in U.S. dollars. As a result, our exposure to the Canadian currency results primarily from Canadian dollar denominated expenses. The majority of revenues and related costs in our Ireland operations are denominated in Euros. Foreign currency transaction gains and losses are reflected in our financial statements and historically have not been material to our results of operations or financial condition. However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future which may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets. In addition, sales of our products and services may be directly impacted by the value of the U.S. dollar relative to other currencies.

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

Available Information

See our web site at www.zomax.com for additional information regarding our products and services. All reports we file electronically with the SEC are available by contacting Investor Relations at investorrelations@zomax.com or (763) 553-9300. These filings are also accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal facilities consist of the following:

•      We lease two facilities in the Minneapolis, Minnesota area, totaling approximately 200,000 square feet. In the larger facility, approximately 120,000 square feet, we perform packaging, fulfillment, storage and distribution services. In the smaller facility, approximately 82,000 square feet, we perform mastering, replication, printing, print management, packaging, warehousing, fulfillment, distribution, and RMA processing activities. Our corporate offices are also located in the latter of these facilities. The lease at our corporate office expires on December 31, 2006. We lease this space from a partnership in which we believe a former member of our Board of Directors owns a one-third interest. The lease of the larger facility expires on November 30, 2008, although we were granted early termination rights that we could exercise that would terminate the lease effective on a date either 16 or 24 months after the lease commencement date of December 1, 2005. We would incur early termination penalties if we exercise either of these early termination rights.

•      We own a 158,000 square foot facility in Arnprior, Canada, in which we perform mastering, replication, print management, printing, packaging, warehousing and distribution activities.

•      We lease a 153,000 square foot facility in Fremont, California. This lease expires in March 2006 and we are currently involved in the process of closing this facility.

•      We lease two facilities in Dublin, Ireland, totaling approximately 139,000 square feet. In one of the facilities, we perform customer contact center activities. In the other, we perform manufacturing, print management, printing, packaging, warehousing, fulfillment, and distribution. The call center lease expires in 2026 and the manufacturing facility lease in 2016. We have the option to cancel the call center lease in 2011 and the replication facility lease in 2007 upon providing appropriate notice and penalty payments.

•      We lease a 46,000 square foot facility in Juarez, Mexico, in which we perform warehousing and distribution activities. This lease expires in September 2007, although we have the option to terminate in September 2006 upon the payment of a penalty.

•      We lease a 227,500 square foot facility in Memphis, Tennessee in which we perform packaging, fulfillment, distribution and RMA processing activities. This lease expires in April 2008.

•      We lease a 30,000 square foot facility in Concord, California, in which we perform customer contact center activities. This lease expires in March 2008.

•      We lease a 12,800 square foot facility in Austin, Texas which expires in March 2006 and another 5,000 square foot facility in Nashville, Tennessee which expires in April 2006. We are currently in the process of closing both of these facilities.

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

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit.  This stipulation of settlement received Court approval on September 6, 2005 and resulted in a settlement of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock to the class.  The entire $2,250,000 cash payment was paid by proceeds received from our directors’ and officers’ insurance carrier.  The settlement payments were distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court.  As of December 30, 2005, the cash portion of this claim has been settled. The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge continued to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement was granted on September 6, 2005. To date, 375,000 shares of the 1,500,000 shares have been issued.

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

We have established reserves for these two matters which we believe to be adequate and are based on the terms of the settlement agreements and the provisions of FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”. These reserves are as follows:

	December 30, 2005	December 31, 2004

Class action lawsuit	$3,353	$6,520
SEC investigation	—	2,000
	$3,353	$8,520

The portion of the consolidated class action lawsuit settlement payable in shares of Company stock has been valued at $4,470,000 and $6,165,000 based on the closing market prices of $2.98 and $4.11 on September 6, 2005 and December 31, 2004, respectively. The remaining reserve balance at December 30, 2005 relates to 1,125,000 shares remaining to be distributed.

 We are involved in certain other claims arising in the normal course of business.  In our opinion, the final resolution of these claims should not have a material adverse effect on our financial position, cash flow or results from operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is quoted on the Nasdaq National Market under the symbol “ZOMX.”  The following table shows the high and low closing bid prices of our Common Stock. These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	$4.73	$2.89	$5.32	$3.93
Second Quarter	2.95	2.16	4.30	3.59
Third Quarter	3.39	2.87	3.78	2.93
Fourth Quarter	3.10	2.01	4.11	3.10

Holders

As of March 10, 2006, there were approximately 377 recordholders of our Common Stock, excluding stockholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 11,242 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future and intend to retain future earnings for the development of our business.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us of our Common Stock in the fourth quarter of fiscal 2005.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
November 1 – November 30, 2005	112,633	$2.53	112,633	$9,715,039
December 1 - December 30, 2005	452,928	2.19	452,928	$8,723,126
Total	565,561	2.26	565,561	$8,723,126

(1)  On November 2, 2005, our Board of Directors approved a share repurchase program, whereby we would repurchase up to $2.0 million of our Common Stock in the open market through December 31, 2005 and up to $10.0 million of our Common Stock through December 31, 2006. The repurchase program was announced on November 8, 2005. No share repurchase plan or program expired, or was terminated, during the period covered by this report. At December 30, 2005, approximately 641,000 shares were traded of which approximately 75,000 shares settled in 2006. Average price per share and dollar value of shares purchased includes commissions.

ITEM 6. SELECTED FINANCIAL DATA

The following five-year financial summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Part II, Item 8 of this Form 10-K.

	2005 (1)(2)(3)(4)	2004(5)	2003(6)	2002	2001(7)
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenue	$166,984	$199,428	$197,816	$185,500	$216,797
Gross profit	13,031	30,397	36,529	32,812	50,109
Selling, general and administrative expenses	35,000	45,704	40,982	35,264	31,964
Loss on impairment of long-lived assets	4,318	—	—	—	—
Restructuring costs	3,518	—	—	—	—
Operating (loss) income	(29,805)	(15,307)	(4,453)	(2,452)	17,222
(Loss) income before income taxes	(28,237)	(12,034)	(4,196)	(1,252)	14,254
Income tax (expense) benefit	(7,909)	3,623	3,021	573	5,221
Net earnings (loss)	(36,146)	(8,411)	(1,175)	(679)	9,033
Earnings (loss) per share:
Basic	(1.11)	(0.26)	(0.04)	(0.02)	0.28
Diluted	(1.11)	(0.26)	(0.04)	(0.02)	0.27
Weighted average common shares outstanding:
Basic	32,621	32,628	32,621	33,050	32,364
Diluted	32,621	32,628	32,621	33,050	33,152

BALANCE SHEET DATA:
Cash and cash equivalents	$45,250	$41,092	$51,899	$66,146	$74,999
Short-term available-for-sale securities	—	19,200	17,000	6,000	—
Working capital	62,213	83,332	88,140	89,960	89,889
Total assets	115,172	168,154	181,039	167,183	163,506
Long-term notes payable, net of current portion	—	—	—	747	3,720
Total shareholders’ equity	88,608	128,112	137,053	130,549	124,424

(1) Based on historical negative cash flows in 2005 and 2004 as well as future years’ projected negative cash flows to be generated by the assets at our Clondalkin, Ireland manufacturing and fulfillment operations, in the fourth quarter of fiscal 2005 we recorded a pre-tax impairment charge of $4.3 million, or $0.13 per share, associated with those assets. See Note 12 to the Consolidated Financial Statements for further discussion related to this impairment charge.

(2) Results of operations in 2005 include pre-tax charges of $3.5 million, or $0.11 per share, from the restructuring plan we began during the first half of 2005. See Note 13 to the Consolidated Financial Statements for further discussion of these restructuring charges.

(3) 2005 net loss includes a valuation allowance of $15.2 million, or $0.47 per share, established in our third quarter against our net deferred tax assets resulting primarily from net operating loss carrryforwards. We took this position based on our history of losses on United States and Ireland operations and the uncertainty of the company’s ability to utilize these carryforwards prior to expiration. See Note 7 to the Consolidated Financial Statements for further discussion related to this allowance.

(4)  Results of operations for 2005 include a pre-tax benefit of $2.0 million, or $0.06 per share resulting from a reduction in our litigation reserves related to the SEC and class action shareholders suit. See Note 9 to the Consolidated Financial Statements for further discussion related to this litigation reserve.

(5) Results of operations in 2004 include a pretax charge of $8.5 million, or $0.18 per share, for litigation reserves related to minimum expected probable losses that would result from our settlement offers to the SEC and class action shareholders, and a pretax gain of $2.8 million, or $0.05 per share, on sales of a portion of our Intraware shareholdings. See Note 9 to the Consolidated Financial Statements for further discussion related to this litigation reserve.

(6)  Results of operations in 2003 include a pre-tax charge of $2.0 million, or $0.04 per share, for accrued payments under a separation agreement with our former CEO, a pretax benefit of $2.7 million, or $0.05 per share, for a royalty adjustment relating to amounts accrued in 2002, and a $1.0 million benefit, or $0.03 per share, related to a reduction in our tax accruals following the completion of a Canadian tax audit.

(7)  Results of operations in 2001 include a pretax charge of $4.4 million, or $0.09 per share, for the write-off of our investment in Microgistix, and a pretax charge of $0.9 million, or $0.02 per share, for the write-off of goodwill related to our acquisition of Trotter Technologies, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year-End

Our fiscal year ends on the last Friday of the calendar year. To simplify our narrative discussion, we refer to the fiscal years ended December 30, 2005, December 31, 2004, and December 26, 2003, as 2005, 2004, and 2003, respectively.

Introduction and Overview

Fiscal 2005 results are indicative of the increased pressure on revenue and margins in our industry particularly in the PC-OEM market, our largest industry vertical. The market is maturing and fast becoming commoditized. Revenues for the year were $167.0 million in comparison to $199.4 million and $197.8 million in 2004 and 2003, respectively. Our customer base is currently heavily skewed to the PC hardware and software industry. Program and content changes, especially the elimination of certain recovery CDs and printed materials from new PC shipments have materially impacted our revenues in 2005. Gross margins decreased in 2005 as we experienced significant pricing pressure, cost pressure from inputs such as polycarbonate, inefficiencies in operations during the realignment of our CD/DVD replication capacity and a misalignment of our fixed cost structure relative to our declining revenue base. In response, we initiated a series of restructuring initiatives including a reduction in CD replication capacity, organizational streamlining and the announced closure of our Fremont, CA facility all of which, when combined, resulted in the recording of $3.5 million in restructuring charges. Additionally we booked a $4.3 million impairment charge against our Ireland manufacturing assets. Based on historical negative cash flows in 2004 and continuing negative cash flows in 2005 generated by the assets of our Clondalkin, Ireland manufacturing and fulfillment operations, management concluded and our audit committee concurred, that this change in circumstances indicated that an impairment of the Clondalkin operations fixed assets was required under generally accepted accounting principles. This conclusion was made based upon a determination that the discounted future cash flows expected to be generated by the fixed assets of the Clondalkin operations over the remaining life of the assets would not be sufficient to recover the assets. We continue to evaluate the alternatives related to these assets and, therefore, are unable at this time to make a good faith estimate of the amount of future cash expenditures, if any, that may arise in light of this impairment charge. As a result of current and prior years’ operating losses in the United States and Ireland, the Company had been recording tax benefits related to certain loss carryforwards. The Company is uncertain in its ability to realize these benefits prior to their expiration and has recorded a valuation allowance against its net deferred assets of $16.4 million. We recognized a $2.0 million reduction in litigation expense resulting primarily from the settlement of the stock component of our class action suit on September 6, 2005 resulting from our lower per share market price at settlement date. Overall, we posted a net loss of $1.11 per share in 2005 compared to a net loss of $0.26 per share in fiscal 2004.

We continuously seek and are successful in locating new customers for our products and services. Even with this success, revenue for the company is driven by a limited number of large, technologically based companies within the computer hardware and software market segments a number of which Zomax has serviced for many years. They are the leaders in their respective industries and drive the market to reduce costs, improve quality and increase services for their customers resulting in even tighter margins for the company. This, coupled with the over-capacity of CD/DVD replication capacity in the market, drives intense competition and continues to limit the ability of Zomax and other companies in our industry to maintain or regain pricing power.

Zomax has always and will continue to strive to return value to its shareholders by leveraging its knowledge of its customers’ businesses and service requirements. Three years ago in an effort to regain profitability, Zomax began working to address the issues facing it and the industry. These efforts included broadening our core market of supply-chain outsourcing services and seeking new markets for these services. In 2005, we took steps to improve manufacturing efficiencies by eliminating CD production capacity, consolidating facilities, reducing overhead expense and increasing our attention to higher margin, value added services for our customers. The financial impact of these actions to date will be fully realized in the second quarter of 2006 and beyond. Additional actions of a similar nature may be necessary in the future.

Our longer term goal remains to grow revenue via executing on our strategy to transform Zomax into a more flexibly structured supply chain program management company. In this less vertically integrated model, we will deliver a more comprehensive supply chain solution by integrating and coordinating resources, capabilities and technology of our own organization with those of complementary third party service providers.

Globalization, customization and shorter product lifecycles are resulting in significantly increased supply chain complexity. Companies are also looking to consolidate the number of outsource providers they use to drive improved integration, visibility and efficiency with their remaining partners. We believe our Program Management model will scale more easily with this rapid growth and change in our customers’ supply chains and allow them to consolidate suppliers without sacrificing best-in-class capabilities. This model also results in a lower fixed cost and asset structure which we believe will result in higher operating leverage and increased flexibility to change within a market or to migrate to new markets segments in the future.

Our near term plan remains to reduce our operating loss via cost reductions in operations and general overhead and pursuing new revenue opportunities in existing and new industries vertical. In parallel, we will look to opportunities available to us to achieve our near and long-term goals through both organic growth and merger and acquisition activities in order to return to profitability. We believe our heritage as a service provider, strong relationships with our customers, deep understanding of their program requirements and our financially strong balance sheet position us well to be successful.

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

Gross Profit Percentage. Our gross profit percentage has become more volatile as media replication becomes a commodity product. A number of other factors impact this percentage as well. Market pressure from the PC and software industry is pushing down pricing thereby squeezing margins from the revenue side while inputs such as polycarbonate increase in cost and apply upward pressure through cost of goods. Additionally, due to our high fixed cost base, decreases in revenue unfavorably impact our gross profit percentage as we cannot quickly adjust these costs to be more in line with revenue.

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

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	2005	2004	2003
Percent of Revenue:
Revenue	100.0%	100.0%	100.0%
Gross profit	7.8	15.2	18.5
Selling, general and administrative (SG&A) expenses	21.0	22.9	20.7
Loss on impairment of long-lived assets	2.6	—	—
Restructuring costs	2.1	—	—
Operating loss	(17.8)	(7.7)	(2.3)
Income tax (expense) benefit	(4.7)	1.8	1.5
Net loss	(21.6)	(4.2)	(0.6)
Other Operating Statistics:
Media units sold -% change from prior year	(24.2)%	(0.9)%	4.1%
Revenue -% change from prior year	(16.3)	0.8	6.6
SG&A expenses -% change from prior year	(23.4)	11.5	16.2
Effective tax rate	(28.0)	30.1	72.0

Revenue

2005 vs. 2004. Our revenues decreased 16.3% year over year from $199.4 in 2004 to $167.0 million in 2005. Our volume with Microsoft, which remains our largest customer, has grown to a larger percentage of total revenue comprising 24% of total revenue in 2005 compared to 22% in 2004. As discussed in our 2004 Form 10-K, Dell became a larger customer in 2004 increasing to 19% of total revenue. In 2005, our volume with this key customer has decreased to approximately 17% of our total revenue. Over two thirds of our overall revenue decline occurred in our number one industry vertical, the PC-OEM markets, largely driven by program and content changes that will continue well into 2006.

2004 vs. 2003. Our revenues increased on an annual basis, growing 0.8%, from $197.8 in 2003 to $199.4 million in 2004. Our volume with Microsoft, our largest customer, continued at approximately the same percentage of total revenue, 22%, as in 2003. As discussed in our 2003 Form 10-K, Dell became a greater than 10% customer for the first time in 2003, and our volume with this key customer continued to grow in 2004, comprising approximately 19% of our total revenue. Offsetting our increased business with Dell in 2004, were decreases in revenue from a customer to which we provided large volumes of low-priced, bulk CDs in 2003, a decrease in revenue from a large customer which moved a portion of the kitting and assembly work previously performed in the U.S. to Asia, and a general business decline experienced by one of our other customers in the PC-OEM industry. Our 2004 fiscal calendar, which included 53 weeks, as compared to 52 weeks in 2003, also had a favorable impact on our 2004 revenues

Gross Profit

2005 vs. 2004. Our gross profit percentage fell 7.4% from 15.2% in 2004 to 7.8% in 2005. The major factors contributing to this decline were pricing pressure particularly in media replication. Increases in polycarbonate and other input costs increased by $4.2 million, or 2.5 points compared to 2004, which were unable to be fully offset by pricing action of a one cent surcharge on CD and DVD media effective since the fourth quarter of 2004. The net impact of polycarbonate cost increases relative to our pricing surcharge reduced gross margin by approximately 1.8 points in 2005. Operational inefficiencies as well as inefficiencies experienced in the realignment of our CD/DVD replication capacity reduced margins by approximately $5.7 million, or 3.4 points, over 2004. In addition fixed manufacturing costs were spread over lower revenues impacting gross margin by approximately 1.0 point.

2004 vs. 2003. Our gross profit percentage fell 3.3 points from 18.5% in 2003 to 15.2% in 2004. Our 2003 gross profit margin was favorably impacted by a $4.8 million benefit related to the signing of a revised royalty agreement which resulted in a retroactive reduction in unpaid royalties accrued in 2002 and 2003. Of this benefit, $2.7 million relates to royalties accrued and charged to cost of revenue in 2002, and accounts for 1.4 points of the total 3.3 points decline in gross profit margin from 2003 to 2004. In addition, our 2004 margins were significantly impacted by increases in the price of polycarbonate, a petroleum-based plastic that is the primary raw material used in the manufacturing of CD and DVD media. Over the last three quarters of 2004, petroleum price increases and supply shortages placed significant upward pressures on the price of polycarbonate. While we entered into a purchase agreement with our polycarbonate supplier that limited future price increases and ensured adequate supply for our 2005 production, the increases allowed under the agreement had a negative impact on our gross profit. Polycarbonate cost increases accounted for an estimated decline of $1.9 million, or 1.0 point, in our gross profit margins as compared to 2003. This decline includes the offsetting effect of a one cent surcharge on CD and DVD media passed on to our customers in the fourth quarter of 2004. Also, significant operational deficiencies in our Ireland manufacturing facility contributed to the decline in our gross profit margin from 2004 to 2003.

Selling, General and Administrative (SG&A) Expenses

2005 vs. 2004. Our 2005 SG&A expenses decreased $10.7 million, or 23.4%, over 2004. This was primarily attributable to our 2004 accrual of $8.5 million in litigation charges and the subsequent reduction of $1.7 million resulting from the stock component of our class action proposed settlement being revalued to the closing market price of $2.98 September 6, 2005 from $4.11 per share on December 31, 2004.

2004 vs. 2003. Our 2004 SG&A expenses increased $4.7 million, or 11.5%, over 2003. SG&A expenses in 2004 included a $8.5 million charge for litigation reserves related to minimum expected probable losses that would result from the settlement offers made in relation to the pending SEC investigation and consolidated class action lawsuit as discussed in Item 3 of this Form 10-K. SG&A expenses in 2003 include a $3.0 million charge related to a settlement of a customer claim that alleged unauthorized reproduction of this customer’s software and a $2.0 million charge related to a separation agreement with our former CEO. Net of the effects of the aforementioned items, SG&A expenses increased $1.2M, or 3.3%. Approximately $0.8 million of this increase is attributable to professional fees related to the implementation of our Sarbanes-

Oxley compliance procedures and $0.4 million is attributable to the translation effect of currency exchange rate changes on expenses incurred in our Ireland and Canadian operations.

Other Income and Expense

In 2005 interest income increased $0.8 million, or 91.5%, over 2004. This increase is due to interest received on a federal income tax refund as well as higher yields on our cash investments driven by the general upward trends in interest rates. In 2004, we sold a portion of our Intraware shareholdings in two separate private placements which resulted in a pre-tax gain of approximately $2.8 million. See Note 4 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion.

Income Taxes

2005 vs. 2004. Our reported 2005 income tax expense represents 28.0% of our pretax loss, compared to a benefit of 30.1% of our pretax loss in 2004. Based upon the recent history of losses in our United States and Ireland operations, a full valuation allowance of $15.2 million was recorded in the third quarter of 2005 on the related net deferred tax assets in these jurisdictions. This valuation allowance was calculated in accordance with SFAS 109 which places primary importance on the most recent operating results in each jurisdiction in which we operate. While management continues to believe our actions to restructure the cost base and strategically reposition the Company will ultimately result in profitability, three years of historical operating losses generally dictate prudence in assessing net deferred tax assets. The Company intends to maintain the valuation allowance for its net deferred tax asset and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. Going forward this means we will not tax effect income or losses for accounting purposes, other than in Canada where we are in a tax payable position, until such a time as we revisit the establishment of the reserve. We recorded an additional $1.2 million of deferred tax allowance in the fourth quarter. Due to this deferred tax allowance, even though the Company posted a loss for the year, we recorded net tax expense of $7.9 million in the statement of operations for the year ended December 30, 2005.

2004 vs. 2003. Our reported 2004 income tax benefit represents 30.1% of our pretax loss, compared to 72.0 % of our pretax loss in 2003. While our tax rate in 2003 included several one-time benefits as discussed below, our 2004 tax rate includes the effect of $0.7 million in non-deductible expenses in 2004 and a $0.4 million benefit related to reductions in our tax accruals (see “Income Taxes” under Application of Critical Accounting Policies below). Also, our significant losses in Ireland adversely impacted our tax benefit as those losses are subject to relatively low tax rates as compared to our U.S. operations. See Note 7 to the consolidated financial statements in Item 8 of the 2004 Form 10-K for a reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate.

Supplemental Information

Our financial results as reported in our Consolidated Statement of Operations were prepared in accordance with accounting principles generally accepted in the United States (GAAP) and are the basis for the information presented in the table below. In 2005, 2004 and 2003 these results include certain significant items which we believe are not indicative of our results of continuing operations. For purposes of our internal understanding of business operations, as well as for planning and forecasting future periods, we exclude from our GAAP results those items that meet the definition of non-recurring, as defined by the Securities and Exchange Commission. Accordingly, to aid in the understanding of our financial results, our discussion and analysis of results of operations is supplemented with the following reconciliation of our reported results on both a GAAP basis (“as reported”), and on the basis of the exclusion of these non-recurring items (“as adjusted”). However, the presentation of as adjusted results is not meant to be a substitute for financial results prepared in accordance with GAAP.

The following Table A presents a reconciliation of our results of operations as reported, to our results of operations adjusted for those significant non-recurring items which we believe are not representative of our continuing operations:

Table A – Reconciliation of As Reported Results to As Adjusted Results

(Dollars in thousands except per share data)

	Gross Profit	SG&A Expenses	Loss Before Income Taxes	Income Tax (Expense) Benefit	Net Loss	Diluted (Loss) Earnings Per Share(8)
2005:
As reported	$13,013	$35,000	$(28,237)	$(7,909)	$(36,146)	$(1.11)

Loss on impairment of long-lived assets(1)	—	—	4,318		4,318	0.13
Restructuring charges(2)	—	—	3,518		3,518	0.11
Deferred Tax valuation allowance (3)	—	—	—	16,449	16,449	0.50
Litigation reserve reduction (4)	—	(2,029)	(2,029)	—	(2,029)	(0.06)
As adjusted	$13,013	$32,971	$(22,430)	$8,540	$(13,890)	$(0.42)
Percent of revenue	7.8%	19.7%	(13.4)%	5.1%	(8.3)%

2004:
As reported	$30,397	$45,704	$(12,034)	$(3,623)	$(8,411)	$(0.26)
Litigation reserves(4)	—	(8,520)	8,520	2,686	5,834	0.18
As adjusted	$30,397	$37,184	$(3,514)	$(937)	$(2,577)	$(0.08)
Percent of revenue	15.2%	18.7%	(1.8)%	(0.5)%	(1.3)%

2003
As reported	$36,529	$40,982	$(4,196)	$(3,021)	$(1,175)	$(0.04)
Royalty adjustment(5)	(2,660)	—	(2,660)	(1,064)	(1,596)	(0.05)
Customer claim settlement(6)	—	(3,000)	3,000	1,200	1,800	0.06
Severance costs(7)	—	(2,000)	2,000	800	1,200	0.04
As adjusted	$33,869	$35,982	$(1,856)	$(2,085)	$229	$0.01
Percent of revenue	17.1%	18.2%	(0.9)%	(1.1)%	0.1%

(1) Based on historical negative cash flows in 2004 and 2005, as well as future years’ projected negative cash flows to be generated by the assets of our Clondalkin, Ireland manufacturing and fulfillment operations, in our fourth quarter of fiscal year 2005 we recorded a pre-tax impairment charge of $4.3 million, or $0.13 per share, associated with those assets. See Note 12 to the Consolidated Financial Statements for further discussion related to this impairment charge.

(2) Adjustment represents the pre-tax charges of $3.5 million, or $0.11 per share, from the restructuring plan we began during the first half of 2005. See Note 13 to the Consolidated Financial Statements for further discussion of these restructuring charges.

(3) 2005 net loss includes a valuation allowance of $15.2 million, or $0.47 per share, established in our third quarter and $1.2 million, or $.04 per share, in our fourth quarter against our net deferred tax assets resulting from loss carrryforwards. We took this position based on our history of losses on United States and Ireland operations and the uncertainty of the company’s ability to utilize these carryforwards prior to expiration.

(4) Adjustment in 2005 represents the pre-tax benefit of the reversal of a portion of our 2004 litigation reserves of $2.0 million primarily as a result of the stock component of our class action proposed settlement being revalued to the closing market price of $2.98 on September 6, 2005, the date of Court approval, from $4.11 per share on December 31, 2004. Adjustment in 2004 represents charges for litigation reserves related to minimum expected probable losses that would result from the settlement offers made in relation to our pending SEC investigation and consolidated class action lawsuit as discussed in Item 3 of this Form 10-K.

(5) In the fourth quarter of 2003, we signed a revised royalty agreement which resulted in a retroactive reduction in unpaid royalties accrued in 2002 and 2003 (See “Application of Critical Accounting Policies” in this Item 7 below). This adjustment represents the portion of this retroactive reduction that related to royalties accrued and charged to cost of revenue in 2002.

(6) Adjustment represents a payment made in the settlement of a customer claim that alleged unauthorized reproduction of this customer’s software (See Note 9 to the consolidated financial statements in Item 8 of this Form 10-K).

(7) Adjustment represents payments accrued in 2003 in accordance with the terms of a separation agreement with our former CEO who resigned in December 2003, effective in January 2004.

(8) Both as reported and as adjusted results in 2004 and 2003 include an income tax benefit of $0.4 million, or $0.01 per share, and $1.0 million, or $0.03 per share, respectively, related to a reduction in our tax accruals. See “Application of Critical Accounting Policies” below for further discussion. Both as reported and as adjusted results in 2004 include a pretax gain of $2.8 million, or $0.05 per share, on sales of a portion of our Intraware Shareholdings. These items are not reflected as an adjustment in the table as they do not meet the definition of a non-recurring item as defined by the Securities and Exchange Commission.

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

Royalties. We have license agreements with several companies for the use of certain CD and DVD manufacturing technology we use in our business. We do not necessarily have agreements with every patent holder that may assert or has asserted a claim to royalties. The cost of these royalties is accrued based on units sold and charged to cost of revenue. Our royalty costs are based upon the terms of our royalty agreements as well as our assessment of the applicability of any other known or potential royalties. As previously disclosed in our 2003 Form 10-K, we completed negotiations with one of the major patent holders resulting in the signing of a revised royalty agreement that retroactively reduced the royalties payable to this patent holder.

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

Based upon the recent history of operating losses in the United States and Ireland the Company is uncertain of its ability to realize the benefits of certain loss carryforwards prior to their expiration. For this reason we recorded a valuation allowance against our net deferred tax assets of approximately $15.2 million in the third quarter and an additional $1.2 million in the fourth quarter related to losses for that period. Management believes its efforts to restructure the cost base and reposition the Company will return it to a profitable state. Until then, it intends to maintain the valuation allowance for current and future loss carryforward amounts.

The preparation of our income tax returns requires the interpretation of the associated tax laws. Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods. Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities. In the fourth quarter of fiscal year 2005, we assessed the probabilities of those provisions which resulted in an accrual reduction of $0.4 million. Our assessment in 2004 resulted in recognition of a $0.4 million benefit related to reductions in our tax accruals from 2003. In 2003, Canadian tax authorities completed an audit of our Canadian tax returns for the years 1999, 2000 and 2001. Accordingly in 2003, we removed $1.0 million of provisions we had made in our tax liabilities related to the risk that tax authorities would reject certain positions we had taken in the preparation of these returns.

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

Liquidity and Capital Resources

Cash and Cash Equivalents and Short-Term Available-for-Sale Securities. At December 30, 2005, cash and cash equivalents and short-term available-for-sale securities decreased to $45.3 million from $60.3 million at December 31, 2004, primarily reflecting the following significant items:

•      Cash operating loss and cash restructuring charges of $16.2 million;

•      Capital expenditures of $4.0 million;

•      Share re-purchase plan $1.4 million; and

•      Changes in working capital – source of $6.8 million.

Working Capital and Liquidity. Working capital totaled $62.2 million and $83.3 million at December 30, 2005 and December 31, 2004, respectively. This decrease primarily reflects the decrease in our cash balances discussed above. Our principal source of working capital continues to be cash and cash equivalents and short-term available-for-sale securities. In addition to our working capital balances, we also hold long term available-for-sale securities which represent our investment in Intraware (see Note 4 to the Consolidated Financial Statements included in Item 8 herein). These securities are fully registered and had a market value of $2.1 million at December 30, 2005.

Our future liquidity needs will depend on, among other factors, the level of cash operating losses, the need for additional restructuring actions, the timing of capital expenditures, expenditures in connection with possible acquisitions, proceeds from sale of assets, changes in customer order volume, the timing and collection of receivables and the level of share repurchases under the approved stock buyback program. With approximately $45.3 million in cash and no debt, we believe that existing cash and investment balances will be sufficient to fund our operations for the foreseeable future. The company has taken action to rationalize its cost structure and lower its cash operating losses and will be managing capital expenditures tightly, while evaluating other opportunities to free up cash from its assets.

Contractual Obligations:  Payments due under known contractual obligations as of the end of 2005 are as follows (in millions):

	Less than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years	Total
Operating lease obligations	$5.5	$7.5	$4.5	$21.1	$38.6
Polycarbonate supply agreement	1.8	—	—	—	1.8
Total	$7.3	$7.5	$4.5	$21.1	$40.4

A number of our facility leases have early termination clauses that would reduce future contractual obligations with the payment of penalties for early exit.

During the third quarter of 2005, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media. For the past two years, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing. Under the agreement, which runs through June 2006, we have agreed to purchase polycarbonate at set price terms. These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments for the first half of 2006, under this agreement, subject to purchase volume reductions, are approximately $1,800,000 based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

Off-Balance sheet Arrangements

At December 2005, we had no off-balance sheet financing arrangements.

Market Risk

Foreign Currency. A portion of our operations are located in Ireland and Canada. A majority of the revenue from our Canadian operations, and a portion of the related costs, are denominated in U.S. dollars. As a result, our exposure to the Canadian currency results primarily from Canadian dollar denominated expenses. The majority of revenues and related costs in our Ireland operations are denominated in Euros. Foreign currency transaction gains and losses are reflected in our financial statements and historically have not been material to our results of operations or financial condition. However, we anticipate we will continue to incur exchange gains and losses from foreign operations in the future which may be significant depending on factors such as changes in foreign currency or weak economic conditions in foreign markets. In addition, sales of our products and services may be directly impacted by the value of the U.S. dollar relative to other currencies.

Inflation

Historically, inflation has not had a material impact on our operations. The cost of labor and raw materials, particularly the cost of petroleum, which affects the cost of polycarbonate used in the manufacture of optical discs, can influence the cost of our products and services. There can be no assurance that we will be able to pass on any increased material or labor costs to our customers in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk” under Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Zomax Incorporated:

We have audited the accompanying consolidated balance sheets of Zomax Incorporated and Subsidiaries (the “Company”) as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Zomax Incorporated and Subsidiaries as of December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2006

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Revenue	$166,984	$199,428	$197,816

Cost of revenue	153,953	169,031	161,287

Gross profit	13,031	30,397	36,529

Selling, general and administrative expenses	35,000	45,704	40,982
Loss on impairment of long-lived assets	4,318	—	—
Restructuring costs	3,518	—	—

Operating loss	(29,805)	(15,307)	(4,453)

Other income (expense):
Interest expense	(1)	(11)	(145)
Interest income	1,683	879	864
Gain on sale of available-for-sale securities	—	2,770	—
Other, net	(114)	(365)	(462)
Loss before income taxes	(28,237)	(12,034)	(4,196)

Income tax (expense) benefit	(7,909)	3,623	3,021
Net loss	$(36,146)	$(8,411)	$(1,175)

Loss per share:
Basic	$(1.11)	$(0.26)	$(0.04)
Diluted	$(1.11)	$(0.26)	$(0.04)

Weighted average common shares outstanding:
Basic	32,621	32,628	32,621
Dilutive effect of stock options and warrants	—	—	—
Diluted	32,621	32,628	32,621

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$45,250	$41,092
Available-for-sale securities	—	19,200
Accounts receivable, net of allowances of $515 in 2005 and $868 in 2004	26,823	36,180
Inventories, net	13,978	14,633
Deferred income taxes	—	1,704
Other current assets	2,409	10,410

Total current assets	88,460	123,219

Property and equipment, net	24,504	35,408

Available-for-sale securities	2,091	3,624

Deferred income taxes	—	5,903

Other long-term assets	117	—

	$115,172	$168,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,709	$20,710
Accrued expenses and other current liabilities	11,538	19,177

Total current liabilities	26,247	39,887

Deferred income taxes	211	—

Other long-term liabilities	106	155

Total liabilities	26,564	40,042

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,425 and 32,536 shares issued and outstanding in 2005 and 2004, respectively	62,248	62,134
Retained earnings	20,715	56,861
Accumulated other comprehensive income	5,645	9,117

Total shareholders’ equity	88,608	128,112

	$115,172	$168,154

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	earnings	income (loss)	equity

Balance, December 27, 2002	33,028	$64,071	$66,447	$31	$130,549

Net loss	—	—	(1,175)	—	(1,175)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	2,819	2,819
Translation	—	—	—	6,462	6,462
Comprehensive Income					8,106
Common stock issued under employee stock purchase plan	184	533	—	—	533
Common stock issued upon exercise of stock options	139	348	—	—	348
Tax benefit realized from exercise of stock options	—	104	—	—	104
Common stock repurchases	(762)	(2,587)	—	—	(2,587)

Balance, December 26, 2003	32,589	62,469	65,272	9,312	137,053

Net loss	—	—	(8,411)	—	(8,411)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	(1,785)	(1,785)
Reclassification to net loss of previously deferred gain on available-for-sale securities, net of tax	—	—	—	(1,629)	(1,629)
Translation adjustments	—	—	—	3,219	3,219
Comprehensive Income					(8,606)
Common stock issued under employee stock purchase plan	174	496	—	—	496
Common stock issued upon exercise of stock options	188	403	—	—	403
Tax benefit realized from exercise of stock options	—	185	—	—	185
Common stock repurchases	(415)	(1,419)	—	—	(1,419)

Balance, December 31, 2004	32,536	62,134	56,861	9,117	128,112

Net loss	—	—	(36,146)	—	(36,146)
Unrealized holding loss on available-for-sale securities	—	—	—	(1,129)	(1,129)
Translation adjustments	—	—	—	(2,343)	(2,343)
Comprehensive loss					(39,618)
Common stock issued under employee stock purchase plan	128	388	—	—	388
Common stock issued upon exercise of stock options	27	41	—	—	41
Common stock issued upon legal settlement	375	1,118	—	—	1,118
Tax benefit realized from exercise of stock options	—	—	—	—	—
Common stock repurchases	(641)	(1,433)	—	—	(1,433)

Balance, December 30, 2005	32,425	$62,248	$20,715	$5,645	$88,608

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003
Operating activities:
Net loss	$(36,146)	$(8,411)	$(1,175)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	8,714	9,829	8,668
Write-down in value of long-lived assets	4,318	—	347
Loss on disposal of assets during restructuring	980	—	—
Gain on sale of available-for-sale securities	—	(1,629)	—
Provision for (reversal of) litigation reserves	(2,029)	5,834	—
Deferred income taxes	7,906	(3,806)	1,338
Other, net	4	—	(32)
Changes in operating assets and liabilities:
Accounts receivable	8,544	4,200	(5,014)
Inventories	605	(2,009)	(2,156)
Other current assets	5,083	(2,717)	1,450
Accounts payable	(5,729)	(421)	5,439
Accrued expenses and other current liabilities	(4,978)	(12,622)	2,015
Income taxes	3,323	2,187	(5,595)
Net cash (used) provided by operating activities	(9,405)	(9,565)	5,285

Investing activities:
Purchases of property and equipment	(3,960)	(4,695)	(9,589)
Purchases of available-for-sale securities	(14,500)	(28,950)	(11,000)
Sales of available-for-sale securities	33,700	31,980	—
Escrow deposit on terminated acquisition	—	—	3,902
Net cash provided (used) by investing activities	15,240	(1,665)	(16,687)

Financing activities:
Repayment of notes payable	—	—	(3,781)
Repurchase of common stock	(1,433)	(1,419)	(2,587)
Issuance of common stock	429	899	881
Net cash used by financing activities	(1,004)	(520)	(5,487)

Effect of exchange rate changes on cash and cash equivalents	(673)	943	2,642

Net increase (decrease) in cash and cash equivalents	4,158	(10,807)	(14,247)

Cash and cash equivalents, beginning of year	41,092	51,899	66,146
Cash and cash equivalents, end of year	$45,250	$41,092	$51,899

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Zomax Incorporated (“the Company,” “we”, “us”, or “our”), is a global provider of supply chain outsourcing services. These services, which include program management, sourcing, production, assembly, fulfillment, contact center services and all other management are currently delivered through a network of 11 facilities in the United States, Canada, Mexico, and Ireland along with selected supplier partners.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year-End. Our fiscal year ends on the last Friday of the calendar year. The fiscal years ended December 30, 2005, December 31, 2004, and December 26, 2003, are referred to as 2005, 2004, and 2003, respectively, in the consolidated financial statements and notes thereto.

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

In 2005, 2004, and 2003, one customer accounted for approximately 24%, 22%, and 22%, respectively, of our consolidated revenue, and a second customer accounted for approximately 17%, 19%, and 10%, respectively of our consolidated revenue.

Cost of Revenue. We include direct labor, direct materials, royalties and production overhead, which includes shipping costs, in cost of revenue on the consolidated statements of operations.

Royalties. We have license agreements with several companies for the use of certain CD and DVD manufacturing technology we use in our business. We do not necessarily have agreements with every patent holder that may assert or has asserted a claim to royalties. The cost of these royalties is accrued based on units sold and charged to cost of revenue based upon the terms of our royalty agreements and, in accordance with the provisions of FASB Statement No. 5 “Accounting for Contingencies” and FASB Interpretation No. 14 “Reasonable Estimation for the Amount of a Loss, an interpretation of FASB Statement No. 5” our assessment of the likelihood that other royalty claims may be asserted against us. Royalty expense included in cost of revenue was $3.3 million and $5.9 million in 2005 and 2004, respectively. In the fourth quarter of 2003, we completed negotiations with one of the major patent holders resulting in the signing of a revised royalty agreement. Upon signing the new agreement in the fourth quarter of 2003, we recorded a benefit to cost of revenue totaling $4.8 million related to these reduced rates as well as smaller adjustments to the rates at which we accrue other known or potential royalties.

Income Taxes. We file a consolidated federal income tax return and separate state and foreign returns. Deferred income taxes are provided for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, based on the expected income tax rates for the year in which these temporary differences are expected to reverse. Foreign net operating loss carryforwards related to our Ireland operations may be carried forward indefinitely.

Based upon the recent history of operating losses in the United States and Ireland, the Company is uncertain of its ability to realize the benefits of certain tax carryforwards and future expected deductions prior to their expiration. For this reason we recorded a valuation allowance against our net deferred tax assets in the United States and Ireland in the third quarter of 2005 of approximately $15.2 million and an additional $1.2 million in the fourth quarter related to losses for that period. Management believes its efforts to restructure the cost base and reposition the Company will eventually return it to a profitable state. Until then, it intends to maintain the valuation allowance for current and future loss carryforward amounts. The remaining tax liabilities relate to the Company’s Canadian operations which continue to have taxable income.

The preparation of our income tax returns requires the interpretation of the associated tax laws. Many tax laws are complex, and at times ambiguous, and our interpretations of these laws may differ from the interpretations of the taxing authorities who have the right to audit our returns within statutory time periods. Where we believe there is a quantifiable risk that our interpretations of these laws could reasonably differ from those of the taxing authorities, we make appropriate provisions in our tax liabilities. We assessed these probabilities in 2005 resulting in an accrual reduction of $0.4 million. In 2004, we assessed the probabilities of those provisions and recognized a $0.4 million benefit related to reductions in our tax accruals from 2003.

In 2003, Canadian tax authorities completed an audit of our Canadian tax returns for the years 1999, 2000 and 2001. Accordingly, we removed $1.0 million of provisions we had made in our tax liabilities related to the risk that tax authorities would reject certain positions we had taken in the preparation of these returns.

Loss Per Share. Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. In years in which we experience a net loss, basic EPS and diluted EPS will be the same, as the potential shares issued related to stock options are anti-dilutive. Potential common shares of 3,511,380 in 2005, 2,831,000 in 2004, and 3,323,000 in 2003, related to outstanding stock options were excluded from the computation of diluted earnings per share as inclusion of these shares would have been anti-dilutive.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of highly liquid short-term investments with original maturities of 90 days or less and are recorded at cost, which approximates market value.

Accounts Receivable. We review our accounts receivable balances on a regular basis to determine their collectibility. An allowance for doubtful accounts is recorded based on management’s estimate of those accounts which may become uncollectible. As of the years ended December 31, 2005 and December 31, 2004, we had three customers with receivable balances exceeding 10% of the total net receivables. These customers totaled approximately 15%, 18% and 15%, respectively, as of December 30, 2005 and approximately 18%, 20% and 14%, respectively, as of December 31, 2004.

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

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are charged to expense as incurred, while significant improvements are capitalized. Depreciation is calculated using the straight-line method for financial reporting purposes over estimated useful lives of three to thirty years, or in the case of leasehold improvements, the term of the lease, if shorter. Both straight-line and accelerated methods of depreciation are used for income tax purposes. Depreciation expense totaled approximately $8,714,000 in 2005, $9,829,000 in 2004, and $8,668,000 in 2003.

Long-Lived Assets. Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If any such impairment exists, the related assets would be written down to fair value. There were $4,318,000 of impairments recorded in the fourth quarter of 2005 related to fixed assets at our Ireland manufacturing and assembly facility. See Note 12 for further details on the impairment charges recorded in 2005. There were no impairments recorded in 2004 or 2003.

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

Stock Based Compensation. We have a 1996 Stock Option Plan (the 1996 Plan), a 2004 Equity Incentive Plan (the 2004 Plan) and an Employee Stock Purchase Plan. The Employee Stock Purchase Plan was terminated on December 30, 2005. Options granted under these plans are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because our stock options are granted at the market value on the date of grant, no related compensation expense is recognized. However, had the compensation expense of option grants been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, our net loss and loss per share, on a pro forma basis, would have been reported as follows (in thousands, except per share data):

	2005	2004	2003
Net loss:
As reported	$(36,146)	$(8,411)	$(1,175)
Stock-based compensation, net of tax (except for 2005, see Note 7)	(1,661)	(1,264)	(1,346)
Pro forma	$(37,807)	$(9,675)	$(2,251)

Basic EPS:
As reported	$(1.11)	$(0.26)	$(0.04)
Pro forma	$(1.16)	$(0.30)	$(0.08)

Diluted EPS:
As reported	$(1.11)	$(0.26)	$(0.04)
Pro forma	$(1.16)	$(0.30)	$(0.08)

In determining the compensation cost of the options granted, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

	2005	2004	2003
Risk-free interest rate	3.01%	3.01%	3.22%
Expected life of options granted, in years	5.7	5.7	6.2
Expected volatility of options granted	91.23%	92.12%	90.33%
Weighted average fair value of options granted	$2.05	$3.04	$2.78

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

New Accounting Standards. In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached consensuses on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain investments” (“EITF 03-1”), which addresses how to determine the meaning of other-than temporary impairments and how that concept should be applied to investments accounted for under SFAS No. 115, “Accounting in Certain Investments in Debt and Equity Securities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.”  The effective date for evaluating whether an investment is other-than-temporarily impaired was delayed by the FASB Staff Position (FSP) EITF Issue 03-1-1. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 (a single document) to clarify these rules. Effectively, the FSP issued in November 2005 reverts to the other-than-temporary guidance that predated the original effective date of EITF 03-1; however, it maintains certain guidance in EITF 03-1 relative to testing of cost-method equity securities and the disclosure requirements which have been effective since 2003. The FSP issued in November 2005 is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP issued in November 2005 is not anticipated to have a material effect on our consolidated financial statements. The additional disclosures required by EITF 03-1 and maintained by the FSP issued in November 2005 have been considered for inclusion in the notes to our audited 2005 consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption by the Company of the provisions of SFAS 153 for the year ended December 30, 2005 did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, SFAS 123(R) will be effective for the Company beginning in the first quarter of 2006. The company is in the process of evaluating the impact of SFAS 123(R) on the Company’s overall results of operations, financial position and cash flows. Refer to pro forma disclosure under “Accounting for Stock-Based Compensation” in Note 1 above for an indication of ongoing expense that will be included in the income statement beginning in the first quarter of 2006.

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

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. By electing to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to repatriate extraordinary dividends we would therefore be eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. We completed our evaluation of this deduction and elected not to take advantage of it due to our large net operating loss carryforward.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (FIN 47). This Interpretation clarifies that the term “conditional asset retirement obligation”, as used in SFAS No.143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the liability. The adoption by the Company of the provisions of FIN 47 for the year ended December 30, 2005 did not have a material impact on the Company’s balance sheet or consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material effect on its financial statements.

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

NOTE 2. OTHER FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheet Information (in thousands):

	2005	2004
Inventories:
Raw materials	$8,197	$7,531
Work in process	443	2,821
Finished goods	5,338	4,281
	$13,978	$14,633
Property and equipment, net:
Manufacturing equipment	$72,436	$78,269
Office equipment	4,195	9,002
Land, building and leasehold improvements	9,599	10,338
	86,230	97,609
Less: Accumulated depreciation and amortization	(61,726)	(62,201)
	$24,504	$35,408
Accrued expense and other current liabilities:
Compensation and benefits	$3,164	$3,914
Royalties	1,408	2,765
Litigation reserves	3,353	10,720
Other	3,613	1,778
	$11,538	$19,177

Supplemental Cash Flow Information (in thousands):

	2005	2004	2003
Cash paid for:
Interest	$—	$97	$151
Income taxes	719	902	1,045
Non-cash transactions:
Unrealized (loss) gain on available-for-sale securities, net of deferred taxes of $0 in 2005, $1,007 in 2004, and $(1,815) in 2003	(1,129)	(1,785)	2,819
Common stock issued upon legal settlement	1,118	—	—

NOTE 3. AVAILABLE-FOR-SALE SECURITIES

Our short-term investments consisted of auction rate preferred securities and municipal auction rate notes. These investments, which had original maturities beyond one year, may be classified as short-term based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. These investments are classified as available-for-sale and recorded at fair value. The carrying value of short term available-for-sale securities approximates fair market value due to their short maturities. As of December 30, 2005 and December 31, 2004, we had $0 and $19,200,000 in short term available-for-sale securities, respectively.

Our long-term investment in available-for-sale securities consists of shares of Intraware common stock and is discussed further in Note 4.

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

In addition to restructuring the agreement, during 2004 we sold 3,000,000 shares of our Intraware shareholdings in two separate private placements which resulted in proceeds of approximately $5,230,000 and a pre-tax gain of approximately $2,770,000. These shares were originally obtained in August 2002 when we purchased approximately 6,098,000 shares of Intraware common stock (Nasdaq Symbol: ITRA) in a private placement at $0.82 per share, representing approximately 12% of the outstanding shares of Intraware at that time. The common stock was issued in a private placement without registration under the Securities Act of 1933. In 2003, Intraware filed a registration statement with the Securities and Exchange Commission to register the resale of the common stock issued to us. On September 26, 2005, Intraware implemented a 1 for 10 reverse split of its common stock. As a result of this split, the number of shares owned by us decreased from 3,098,000 to 309,000. We have classified this investment as an available-for-sale security, and accordingly, unrealized holding gains and losses are excluded from earnings and reported as a component of other comprehensive income. The market value of our investment in Intraware was $2,091,000 and $3,624,000 as of the end of 2005 and 2004, respectively.

Investment in Unconsolidated Entity. On October 2, 1998, we acquired 4,310,345 shares of the common stock of Microgistix (formerly Chumbo Holdings Corporation), a private company, in exchange for cash and warrants for total consideration of $5,000,000. In December 2001, based on Microgistix’ historical operating results and cash flow requirements, we determined that we could not justify any carrying amount of this investment, and accordingly, wrote off the remaining value. Microgistix has continued to operate at a loss. Our sales to Microgistix were approximately $1,530,000 in 2005, $1,430,000 in 2004, and $2,305,000 in 2003. Microgistix accounts receivable balances owing to us as of the end of the year were approximately $284,000 in 2005 and $345,000 in 2004.

NOTE 5. SHAREHOLDERS’ EQUITY

Stock Repurchases. In October 2002, our Board of Directors authorized a stock repurchase plan that allowed us to repurchase up to $10,000,000 of our common stock. In 2003, we repurchased a total of 761,900 shares at a cost of $2,587,000. On July 8, 2004, in connection with the resignation of one of our non-employee directors, we entered into an agreement to purchase 415,000 shares of the Company’s common stock held by the former director in a private transaction at a price of $3.42 per share, the closing market price on that day.

On November 8, 2005, we announced that our Board of Directors had authorized a new $10,000,000 share repurchase program. Under the share buyback program, the Company may repurchase shares from time to time and in accordance with applicable securities laws, through solicited or unsolicited transactions in the open market. December 31, 2006 was established as the time limit to execute against the authorized share buyback program. Moreover, such purchases will be at times and in amounts Zomax deems appropriate and the purchases may be discontinued at any time. During 2005, we repurchased a total of 641,000 shares at a cost of $1,433,000 under this program.

Litigation Settlement. As discussed in more detail in Note 9 to the consolidated financial statements, we settled a consolidated class action lawsuit. A portion of the settlement includes the proposed issuance of 1,500,000 shares of our common stock. To date, 375,000 shares of the 1,500,000 shares have been issued.

NOTE 6. STOCK PLANS

Employee Stock Purchase Plan. Through year-end 2005, we had an employee stock purchase plan that enabled our employees to contribute up to 10 percent of their compensation toward the purchase of the Company’s common stock at a price equal to the lower of 85 percent of fair market value as of the beginning or end of each plan period. A total of approximately 2,549,358 shares had been reserved for issuance under this plan. This amount is increased on January 1st of each year in accordance with the plan. We reserved shares totaling approximately 152,966, 176,000, and 219,000, in 2005, 2004, and 2003, respectively. Shares issued under the plan totaled approximately 113,106 in 2005, 174,000 in 2004, and 184,000 in 2003. Our employee stock purchase plan was terminated effective December 30, 2005.

Stock Option Plans. We have a 1996 Stock Option Plan (the “1996 Plan”) that provides for the granting of stock options to employees, officers, directors and independent consultants at exercise prices not less than 100 percent of the fair market value of the Company’s common stock on the date of grant. These options, which can be either incentive stock options or nonqualified options, vest over a three- to five-year schedule and expire 10 years after the grant date. The authorized number of shares reserved for issuance under the 1996 Plan total 6,400,000, of which there were 141,959 remaining shares available for grant at the end of 2005.

We also have a 2004 Equity Incentive Plan (the “2004 Plan”) that provides for the granting of stock awards to employees, officers, directors and independent consultants. These awards, which can be either incentive stock options, restricted stock or nonqualified options, vest over a one to five-year schedule and expire 10 years after the grant date. Exercise prices for stock options granted under the 2004 Plan will not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. The authorized number of shares reserved for issuance under the 2004 Plan total 2,000,000, of which 1,348,500 remained available for grant at the end of 2005.

We have also issued nonqualified stock options to our employees outside of these Plans for the purchase of 1,659,350 shares of common stock, of which options to purchase 578,489 shares were outstanding as of December 30, 2005. These options were issued at the fair market value of the Company’s stock on the date of grant and vest over a four- to five-year schedule.

Information regarding all stock option activity during the year is summarized as follows (shares in thousands):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	2,831	$4.61	3,323	$5.03	3,674	$5.07
Granted	1,025	2.72	849	3.91	273	3.65
Exercised	(27)	2.15	(188)	2.06	(138)	2.52
Canceled	(318)	4.88	(1,153)	5.71	(486)	5.30
Options outstanding, end of year	3,511	$4.08	2,831	$4.61	3,323	$5.03

Options exercisable, end of year	1,854	$4.77	1,298	$4.69	1,463	$4.53

Information regarding all outstanding stock options as of December 30, 2005 is summarized as follows (shares in thousands):

		Options Outstanding			Options Exercisable
Range of Exercise Prices			Weighted Average	Weighted Average		Weighted Average
Low	High	Shares	Remaining Life (in years)	Exercise Price	Shares	Exercise Price

$1.13	$2.86	851	6.0	$2.23	453	$2.22
2.87	5.71	1,779	8.1	3.67	557	3.95
5.72	8.57	849	5.3	6.11	812	6.07
8.58	22.85	32	4.3	20.94	32	20.94
		3,511	6.8	$4.08	1,854	$4.77

NOTE 7. INCOME TAXES

Details regarding the income tax expense included in the consolidated statement of operations are as follows (in thousands):

	2005	2004	2003
Current:
U.S. Federal	$357	$868	$3,628
State	—	(626)	578
Foreign	(360)	(425)	153
	(3)	(183)	4,359

Deferred
U.S. Federal	(5,362)	2,438	(1,190)
State	(1,341)	1,069	—
Foreign	(1,203)	299	(148)
	(7,906)	3,806	(1,338)
Total income tax (expense) benefit	$(7,909)	$3,623	$3,021

Excluded from our provision for income taxes are tax benefits we realize from employee sales of stock issued under our stock option and employee stock purchase plans of $0 in 2005, $185,000 in 2004, and $104,000 in 2003. These tax benefits are recorded directly to stockholders’ equity. The provision for foreign income taxes is based upon foreign pretax (loss) income of approximately ($8,376,000) in 2005, ($1,487,000) in 2004, and $3,812,000 in 2003.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. In 2005 and 2004, we assessed the probabilities of those exposures and recognized a $357,000 and $385,000 benefit, respectively related to reductions in our tax accruals. In 2003, Canadian tax authorities completed an audit of our Canadian tax returns for the years 1999, 2000 and 2001 and, accordingly, we removed $1,010,000 of provisions we had made in our tax liabilities related to the risk that tax authorities would reject certain positions we had taken in the preparation of these returns. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	2005	2004	2003
Statutory U.S. federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit and state valuation allowance	(3.1)	2.4	6.3
Reduction in tax accruals	1.3	3.2	24.4
Non-deductible expenses	—	(5.7)	—
Foreign tax effect	(15.6)	(5.3)	4.0
Tax deductible goodwill	0.5	1.3	3.8
Increase in valuation allowance	(45.4)	—	—
Other	0.3	0.2	(0.5)
Effective income tax rate	(28.0)%	30.1%	72.0%

The components of our deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
Deferred tax assets:
Accounts receivable reserves	$163	$301
Inventory valuation	1,095	1,320
Accrued liabilities	1,903	693
Foreign tax credit	850	850
Capital loss carryforward	1,556	1,556
Ireland operating loss carry forward	2,719	2,241
Domestic operating loss carry forward	11,215	4,609
Other	128	224
Gross deferred tax assets	19,629	11,794
Valuation Allowance	(18,782)	(2,333)
	$847	$9,461
Deferred tax liabilities:
Depreciation and amortization	$(1,053)	$(1,317)
Unrealized gain on available-for-sale security	170	(410)
Other	(175)	(127)
	$(1,058)	$(1,854)
Net deferred tax asset (liability)	$(211)	$7,607

In accordance with SFAS 109, we recorded an additional valuation allowance of $16,449,000 for our deferred tax assets in 2005. Based upon recent history of losses in the United States and Ireland, a full valuation allowance was recorded on the net deferred tax assets in these jurisdictions. This allowance is in addition to the previously recorded and disclosed allowance of $2,333,000 related to the uncertainty of realizing the benefits of certain loss carryforwards before they begin to expire in 2024. The additional valuation allowance recorded in 2005 was calculated in accordance with the provisions of SFAS 109 which places primary importance on the most recent operating results in each jurisdiction in which we operate. While management continues to believe our actions to restructure the cost base and strategically reposition the Company will ultimately result in profitability, three years of historical operating losses generally dictate prudence in assessing the deferred tax asset. The Company intends to maintain the valuation allowance for its net deferred tax asset and loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. At December 30, 2005 and December 31, 2004, we had a valuation allowance of $18,782,000 and $2,333,000, respectively.

We have not recorded deferred income taxes applicable to undistributed earnings of our non-U.S. subsidiaries as all such earnings are deemed to be indefinitely reinvested in those operations. If earnings of these non-U.S. subsidiaries were not indefinitely reinvested, a deferred liability would have been required: however, it is not practicable to determine the amount of such liability. We reviewed whether we would elect to utilize provisions of the American Jobs Creation Act of 2004, which provides a one-time election to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. As a result of this Act, we would have had the opportunity to repatriate cash in 2005 that has been generated over time by our foreign operations, which would have resulted in an increase in our tax provision in 2005. We completed our evaluation of this deduction and elected not to take advantage of this deduction due to our large net operating loss carryforward.

NOTE 8. RELATED-PARTY TRANSACTIONS

Operating Lease. We lease one of our manufacturing and office facilities from a partnership that is one-third owned by a former member of our Board of Directors. We believe the terms of this lease are equivalent to those that would be paid in an arm’s-length transaction. Payments under this lease totaled $656,880 in 2005, $656,000 in 2004, and $642,000 in 2003.

Sales to Related Party. One of our customers is owned by a former member of our Board of Directors. We believe our terms of sale with this customer are equivalent to those offered to all our customers for similar services and volume of business. Sales to this customer were approximately $44,000 in 2005, $17,000 in 2004, and $234,000 in 2003. Amounts owed to us as of the end of the year were $5,500 in 2005, $0 in 2004.

Stock Repurchase. As discussed in more detail in Note 5 to the consolidated financial statements, in 2004 we repurchased 415,000 shares of the Company’s common stock from a significant shareholder and former member of our Board of Directors in a private transaction. The repurchase price was the $3.42 per share, the closing market price on the repurchase date.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases. We are committed under operating leases with related and unrelated parties for the rental of manufacturing, warehouse and office facilities. Future minimum lease obligations as of December 30, 2005 are as follows (in thousands):

2006	$5,449
2007	4,289
2008	3,241
2009	2,265
2010	2,265
Thereafter	21,118
$38,627

A number of our facility leases have early termination clauses that would reduce future contractual obligations with payment of penalties for early exit.

Rent expense under all operating leases, exclusive of real estate taxes, insurance and maintenance expense, was $7,281,000 in 2005, $7,081,000 in 2004, and $6,104,000 in 2003.

Ireland Employment Grants. Our Ireland businesses have received employment grants from the Ireland Development Authority (IDA) totaling $3,454,000 during the period from 1995 through 2000. We recognized these grants as income in previous years on an straight-line basis in selling, general and administrative expenses in the consolidated statements of operations. These grants were awarded by the IDA for creating and maintaining permanent employment positions in Ireland for a period of at least five years. Termination of any number of these positions within a five-year period may, at the election of the IDA, result in the pro rata return of the grants based on the number of positions terminated compared to the number of new positions originally created. At December 30, 2005, our employment levels in Ireland were below the levels for which we had received grants. However, the IDA has informed us that it does not intend to seek repayment of any grant monies at this time or in the foreseeable future, and accordingly, we have not provided for such repayment in our financial statements. Under FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”, we have determined that repayment is not probable and have not accrued a liability in the consolidated financials statements as of December 30, 2005.

Polycarbonate Supply Agreement. During the third quarter of 2005, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media. Beginning in the first half of 2004, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing. Under the agreement, which runs through June 2006, we have agreed to purchase polycarbonate at set price terms. These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments under this agreement, subject to purchase volume reductions, are approximately $1,800,000 based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

401(k) Plan. We have a discretionary 401(k) plan for all employees who are at least 21 years of age and have completed 60 days of service with the Company. Our discretionary contributions totaled $236,000 in 2005, $283,000 in 2004, and $245,000 in 2003.

“Wells Notice” and Shareholder Lawsuit. As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations related to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit. This stipulation of settlement received Court approval on September 6, 2005 and resulted in a settlement of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock to the class. The entire $2,250,000 cash payment was paid by proceeds received from our directors’ and officers’ insurance carrier. The settlement payments will be distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court. As of December 30, 2005, the cash portion of this claim has been settled. The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge continued to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement was granted on September 6, 2005. As of December 30, 2005, 375,000 of these shares have been issued.

On June 9, 2005, we announced that the Company entered into a settlement agreement with the SEC. Under the terms of the settlement agreement, the Company paid a civil penalty in the amount of $2,000,000 to the SEC during our third quarter of 2005.

We have established reserves for these two matters which we believe to be adequate and are based on the terms of the settlement agreements and the provisions of FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”. These reserves are as follows (in thousands):

	December 30, 2005	December 31, 2004

Class action lawsuit	$3,353	$6,520
SEC investigation	—	2,000
	$3,353	$8,520

The portion of the consolidated class action lawsuit settlement payable in shares of Company stock was valued at $4,470,000 and $6,165,000 based on the closing market prices of $2.98 and $4.11 on September 6, 2005 and December 31, 2004, respectively. As of December 30, 2005 the remaining liability represents 1,125,000 shares to be distributed at the closing price on September 6, 2005.

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

NOTE 10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly data is as follows (in thousands, except per share data):

	Quarter Ended
	March	June	September	December
2004
Revenue	$50,035	$45,082	$45,718	$58,593
Gross profit	6,950	8,020	7,222	8,205
Operating loss	(2,455)	(1,602)	(9,485)	(1,765)
Net earnings (loss)	(1,546)	534	(6,037)	(1,362)
Basic earnings (loss) per share	$(0.05)	$0.02	$(0.19)	$(0.04)
Diluted earnings (loss) per share	$(0.05)	$0.02	$(0.19)	$(0.04)

	Quarter Ended
	March	June	September	December
2005
Revenue	$42,181	$42,585	$38,094	$44,124
Gross profit	1,796	3,316	4,122	3,797
Operating loss	(6,831)	(8,182)	(5,101)	(9,691)
Net loss	(4,148)	(5,679)	(18,135)	(8,184)
Basic loss per share	$(0.13)	$(0.17)	$(0.55)	$(0.26)
Diluted loss per share	$(0.13)	$(0.17)	$(0.55)	$(0.26)

During the first and third quarters of 2005 the Company recorded a cumulative non-cash benefit of $1.7 million on its stock portion of the SEC class action lawsuit due to the decrease in the market value of our shares at the settlement date. In the second quarter of 2005 we incurred $2.4 million in restructuring charges related to media replication equipment consolidation within our North American and Ireland asset groups and reductions in headcount in both North America and Ireland. We incurred $1.1 million in additional restructuring charges during the third and fourth quarters of 2005. In accordance with SFAS 109 “Accounting for Income Taxes” we recorded a total allowance against our net deferred tax assets of $15.2 million and $1.2 million in the third and fourth quarters, respectively. In the fourth quarter the Company recorded $4.3 million of impairment on it Clondalkin Ireland assets and an additional $.8 million in restructuring charges.

In the second quarter of 2004, we sold a portion of our investment in Intraware and recorded a pre-tax gain of $2,770,000. See “Strategic Alliance Agreement” in Note 4 to the consolidated financial statements. Additionally, in the third quarter and fourth quarter of 2004 we recognized pre-tax charges of $7,500,000 and $1,020,000, respectively, to establish reserves for liabilities that represent the Company’s estimate of the minimum expected probable losses resulting from settlement offers made by the Company in connection with the pending Securities and Exchange Commission investigation and consolidated class action lawsuit. See “‘Wells Notice” and “Shareholder Lawsuit” in Note 9 to the consolidated financial statements.

NOTE 11. SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our revenues, operating income (loss) and identifiable assets for 2005, 2004 and 2003 are summarized as follows (in thousands):

	2005	2004	2003
Revenue:
United States	$120,705	$152,763	$145,259
Ireland	29,500	34,978	36,084
Canada	37,846	32,321	31,203
Inter-geographic revenue	(21,067)	(20,634)	(14,730)
	$166,984	$199,428	$197,816
Operating income (loss):
United States	$(5,496)	$4,609	$9,669
Ireland	(9,374)	(3,287)	994
Canada	145	3,963	2,888
Corporate and eliminations	(15,080)	(20,592)	(18,004)
	$(29,805)	$(15,307)	$(4,453)
Assets:
United States	$34,486	$42,946	$52,506
Ireland	13,700	27,646	31,264
Canada	20,193	17,384	25,257
Total identifiable assets	68,379	87,976	109,027
Corporate assets and eliminations	46,793	80,178	72,012
	$115,172	$168,154	$181,039
Capital expenditures:
United States	$1,735	$3,035	$3,716
Ireland	229	1,160	1,409
Canada	1,996	500	4,464
	$3,960	$4,695	$9,589
Depreciation:
United States	$4,349	$5,928	$5,897
Ireland	2,201	1,388	1,132
Canada	2,164	2,513	1,639
	$8,714	$9,829	$8,668

NOTE 12. LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

Based on historical negative cash flows in 2004 and continuing negative cash flows in 2005 generated by the assets of our Clondalkin, Ireland manufacturing and fulfillment operations, we determined that this change in circumstances indicated that a review of the Clondalkin operations fixed assets was required. We reviewed the discounted future cash flows expected to be generated by the fixed assets of the Clondalkin operations over the remaining life of the assets and determined that it did not appear the assets would be recovered by future cash flows, indicating the assets appeared to be impaired. As a result, in the fourth quarter of fiscal year 2005, we recorded a pre-tax impairment charge of $4.3 million associated with the write-down in value of the fixed assets of our Clondalkin, Ireland manufacturing and fulfillment operations.

NOTE 13. RESTRUCTURING AND OTHER RELATED COSTS

At the end of the first quarter of 2005, we announced our intentions to begin a restructuring plan in the second quarter of 2005. The activities undertaken in the first phase of this plan consisted primarily of media replication equipment consolidation and elimination of CD replication capacity within our North American and Ireland asset groups and reductions in headcount in both North America and Ireland. As a part of the consolidation efforts we had assets approximating $980,000 in aggregate net book value which were either abandoned or disposed of and were accounted for as long-lived assets to be abandoned and adjusted to be fully depreciated as of the end of our second quarter (the date of abandonment or disposal). Additionally, the useful lives of certain assets in North America approximating $109,000 in aggregate carrying value were depreciated over the next six months (their approximate original remaining useful lives) and continue to be accounted for as assets held and used. In Ireland, assets approximating $310,000 in aggregate value are considered abandoned and held for disposal.

On November 8, 2005, we announced that we plan to close our Fremont, California facility, from which we had already eliminated CD/DVD replication capacity. The site closure is expected to result in cash restructuring charges of approximately $1,800,000 for employee liabilities, retention and related facility transition activities. Closure of the facility is expected to be completed in early 2006. Assembly, fulfillment and customer care activities currently performed in Fremont will be transferred primarily to other Zomax operations. Related charges and accruals will be recorded in our fourth quarter of 2005 and first quarter of 2006.

We have recorded pretax charges related to this restructuring plan of $3,518,000 during the year ended December 30, 2005, including employee separation costs, accelerated depreciation on assets held and used until disposal and other costs directly related to the restructuring plan, including decommission costs. Liabilities accrued as part of the plan were $683,000 as of December 30, 2005. Details of the restructuring activity for 2005 are as follow (in thousands):

	Employee Severance and Benefits	Accelerated Depreciation	Other	Total

Total liabilities at December 31, 2004	$—	$—	$—	$—

Total charges	1,518	980	1,020	3,518
Non-cash	—	(980)	—	(980)
Cash payments	(1,354)	—	(501)	(1,855)

Total liabilities at December 30, 2005	$164	$—	$519	$683

We expect to complete our previously announced restructuring activities in the first quarter 2006 with approximately $1 million of restructuring expense remaining to be recorded.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation the chief executive officer and chief financial officer concluded that, as of December 30, 2005, the disclosure controls and procedures for Zomax Incorporated were effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management evaluated our internal control over financial reporting as of December 30, 2005, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 30, 2005.

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

As of December 31, 2004, the Company’s assessment of the effectiveness of its internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting in the supervision and oversight of accounting personnel at the Company’s Ireland subsidiary. This material weakness in internal control permitted (i) the intentional recording of incorrect accounting entries by local accounting personnel, (ii) the inadequate preparation and review of certain balance sheet account reconciliations, and (iii) failure of our Ireland subsidiary to follow certain Company accounting policies. As discussed in prior filings with the SEC, the Company identified and addressed the following remediation steps to address the material weakness:

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

•                  We have established owners of all primary business processes across our global operations who are responsible for ensuring formalized policies and procedures are created and that employees are properly trained on these policies. This training emphasizes employee’s general understanding of our control system with particular attention to their responsibility for the integrity of the control procedures within their respective operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zomax Incorporated:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” included in Item 9A, that Zomax Incorporated and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a) as of and for the year ended December 30, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2006

ITEM 9B.                    OTHER INFORMATION

        None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers and compliance with Section 16(a) required by this item is contained in the sections entitled “Corporate Governance,” “Election of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act,” appearing in our Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

We have adopted a Code of Ethics and Business Conduct (the “Code”), which is available free of charge through our website at www.zomax.com and is available in print to any stockholder who sends a request for a paper copy to Zomax Incorporated, Attn. Investor Relations, at the address listed on the front cover of this report. The Code applies to all of our employees including our principal executive officer, principal financial officer and corporate controller. Zomax intends to include on its website any amendment to, or waiver from, a provision of the Code that for any of these individuals that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation,” “Corporate Governance – Compensation to Non-Employee Directors” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the section entitled “Principal Stockholders and Management Shareholdings” appearing in our Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

The following table summarizes our equity compensation plan information as of December 30, 2005.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,511,380	$4.08	3,231,095
Equity compensation plans not approved by security holders(2)	578,489	4.84	N/A
Total	4,089,869	$4.18	3,231,095

(1)

Plan category includes the Company’s 2004 Equity Incentive Plan (the “2004 Plan”), 1996 Stock Option Plan (the “1996 Plan”), stock options granted outside of the 1996 Plan that were subsequently approved by stockholders and the Company’s 1996 Employee Stock Purchase Plan. The number of shares in column (c) includes 1,148,347 shares available for issuance under the 1996 Employee Stock Purchase Plan.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the section entitled “Certain Transactions” appearing in our Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Principal Accountant Fees and Services” appearing in our Proxy Statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated by reference.

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

Date: March 15, 2006	ZOMAX INCORPORATED

	By	/s/ Anthony Angelini
Anthony Angelini
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Each person whose signature appears below constitutes and appoints Anthony Angelini and Richard Barnes as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/s/Anthony Angelini	Chief Executive Officer and Director	March 15, 2006
Anthony Angelini	(principal executive officer)

/s/Richard Barnes	Executive Vice President and Chief Financial Officer	March 15, 2006
Richard Barnes	(principal financial and accounting officer)

/s/Robert Ezrilov	Director	March 15, 2006
Robert Ezrilov

/s/Howard P. Liszt	Director	March 15, 2006
Howard P. Liszt

/s/Janice Ozzello Wilcox	Director	March 15, 2006
Janice Ozzello Wilcox

/s/Joseph J. Lahti	Director	March 15, 2006
Joseph J. Lahti

/s/Paul F. Foley	Director	March 15, 2006
Paul F. Foley

ZOMAX INCORPORATED

Schedule II - Valuation and Qualifying Accounts

Year Ended December 30, 2005

Description	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:

For the year ended December 30, 2005	$868,000	(75,000)	—	(278,000)	515,000

For the year ended December 31, 2004	$1,362,000	(250,000)	—	(244,000)	868,000

For the year ended December 26, 2003	$1,937,000	(420,000)	—	(155,000)	1,362,000

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 30, 2005	0-28426

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended December 29, 2000)
3.2	Bylaws. (1)
4.1	Form of Stock Certificate. (1)
4.2	Articles of Incorporation (See Exhibit 3.1).
4.3	Bylaws (See Exhibit 3.2).
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

10.3	License Agreement with U.S. Philips Corporation effective January 1, 1996 (Incorporated by reference to Exhibit 10.7 to Registration Statement on form S-1, SEC File No. 333-2430).
10.4	License Agreement with Discovision Associates dated January 1, 1994 (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1, SEC File No. 333-2430).
10.5

Revolving Credit and Term Loan Agreement between the Company and Marquette Capital Bank dated December 31, 1995, as amended April 30, 1997 (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1, SEC File No. 333-2430, and Exhibit 10.16 to Quarterly Report on Form 10-QSB for the quarter ended March 27, 1997).

10.6	Credit Agreement dated as of January 6, 1999 among the Company, Certain Lenders and General Electric Capital Corporation. (2)
10.7	Credit Agreement dated as of January 6, 1999 among Zomax Canada Company, Certain Lenders and General Electric Capital Canada Inc. (2)
10.8

Lease between the Company and The Scottish Provident Institution effective March 2, 2001 (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 28, 2001).

10.9

Form of Nonqualified Option Agreement for options granted outside of 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 27, 2002).**

10.10	2004 Equity Incentive Plan (Incorporated by reference to Appendix to proxy statement for 2004 Annual Stockholders’ Meeting on April 23, 2004).**
10.11	Stock Purchase Agreement dated July 8, 2004 between the Company and Phillip T. Levin (Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2004).
10.12

Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement currently used under 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2004).**

10.13	Form of Restricted Stock Agreement currently used under 2004 Equity Incentive Plan (Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2004).**
10.14	2004 Corporate Bonus Plan (Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2004).**
10.15	Non-Employee Director Compensation Plan as of November 17, 2004 (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2004).**
10.16	Employment Agreement with Anthony Angelini effective April 14, 2005 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 14, 2005 and filed April 15, 2005).**
10.17	Employment Agreement with Michael L. Miller effective April 14, 2005 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated April 14, 2005 and filed April 15, 2005).**
10.18	Stipulation and Agreement of Settlement dated April 27, 2005 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 1, 2005).
10.19	Separation Agreement and Release with Robert J. Rueckl dated June 14, 2005 (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for quarter ended July 1, 2005).**
10.20	Replication Agreement with Microsoft Licensing, GP dated July 1, 2005 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for quarter ended July 1, 2005).
10.21	Employment Agreement with Richard D. Barnes effective August 22, 2005 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 9, 2005 and filed August 10, 2005).**
10.22*	Amendment to 2004 Equity Incentive Plan dated November 9, 2005**
21.2	Subsidiaries (Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 2004).
23.1*	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24*	Power of Attorney (included on signature page of this report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.
**	Management agreement or compensatory plan or arrangement.
(1)	Incorporated by reference to the corresponding exhibit numbers to Form S-1 Registration Statement, SEC File No. 333-2430.
(2)	Incorporated by reference to exhibits to current report on Form 8-K/A-1 dated January 7, 1999.