Form 10-Q
period 2006-03-31
ZOMAX INC /MN/
filed 2006-05-10
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2006

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

YES☒	NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

The number of shares outstanding of the registrant’s common stock as of May 8, 2006 was 32,492,412 shares.

ZOMAX INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2006	April 1, 2005

Revenue	$36,226	$42,181

Cost of revenue	33,549	40,385
Gross profit	2,677	1,796

Operating costs and expenses:
Selling, general and administrative expenses	9,118	10,227
Restructuring costs	874	230
Litigation reserve adjustment	—	(1,830)
Total operating costs and expenses	9,992	8,627

Operating loss	(7,315)	(6,831)

Interest income	419	345
Other income, net	166	5
Loss before income taxes	(6,730)	(6,481)

Income tax expense (benefit)	191	(2,333)
Net loss	$(6,921)	$(4,148)

Loss per share:
Basic	$(0.21)	$(0.13)
Diluted	$(0.21)	$(0.13)

Weighted average common shares outstanding:
Basic	32,529	32,613
Dilutive effect of stock options	—	—
Diluted	32,529	32,613

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

	March 31, 2006	December 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$42,910	$45,250
Accounts receivable, net of allowances of $505 in 2006 and $515 in 2005	21,148	26,823
Inventories, net	11,192	13,978
Other current assets	2,517	2,409
Total current assets	77,767	88,460

Property and equipment, net	23,004	24,504

Available-for-sale securities	2,413	2,091

Other long-term assets	117	117
	$103,301	$115,172

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,838	$14,709
Accrued expenses and other current liabilities	11,356	11,538
Total current liabilities	20,194	26,247

Deferred income taxes	266	211

Other long-term liabilities	89	106

Total liabilities	20,549	26,564

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,525 and 32,425 shares issued and outstanding in 2006 and 2005, respectively	62,744	62,248
Retained earnings	13,793	20,715
Accumulated other comprehensive income	6,215	5,645
Total shareholders’ equity	82,752	88,608
	$103,301	$115,172

See notes to consolidated financial statements.

ZOMAX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2006	April 1, 2005
Operating activities:
Net loss	$(6,921)	$(4,148)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,839	2,144
Change in deferred taxes	55	(2,318)
Change in litigation reserves	—	(1,830)
Share based compensation expense	378	—
Gain on disposal of assets during restructuring	(111)
Other, net	5	—
Changes in operating assets and liabilities:
Accounts receivable	5,800	11,990
Inventories	2,796	334
Other assets and liabilities	(110)	683
Accounts payable	(5,909)	(7,218)
Accrued expenses	(199)	342
Income taxes	(5)	(70)
Net cash used by operating activities	(2,382)	(91)

Investing activities:
Purchases of property and equipment	(201)	(549)
Purchases of available for sale securities	—	(14,500)
Sale of available-for-sale securities	—	13,200
Net cash used by investing activities	(201)	(1,849)

Financing activities:
Issuance of common stock	118	289
Net cash provided by financing activities	118	289

Effect of exchange rate changes on cash and cash equivalents	125	(256)
Net decrease in cash and cash equivalents	(2,340)	(1,907)

Cash and cash equivalents, beginning of period	45,250	41,092
Cash and cash equivalents, end of period	$42,910	$39,185

See notes to consolidated financial statements

ZOMAX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL

Basis of Presentation. The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

Fiscal Quarters. Our fiscal quarters consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year. Our fiscal quarters referenced herein refer to the periods ended March 31, 2006, December 30, 2005, and April 1, 2005.

Recently Issued Accounting Pronouncements. In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The adoption of this statement in the first quarter of 2006 did not have a material impact on the Company’s overall results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result, the Company adopted SFAS 123(R) during the first quarter of 2006. See Note 3 for details of the impact of this statement to the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement in the first quarter of 2006 did not have a material impact on the Company’s overall results of operations, financial position or cash flows.

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

NOTE 2. OTHER FINANCIAL STATEMENT INFORMATION

Inventories (in thousands):

	March 31, 2006	December 30 2005

Raw materials	$6,167	$8,197
Work in process	305	443
Finished goods	4,720	5,338
	$11,192	$13,978

Supplemental Cash Flow Information (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005
Cash paid for:
Interest	$—	$—
Income taxes	—	71
Non-cash transactions:
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes of $0 in 2006 and $728 in 2005	322	(1,224)

Comprehensive Loss. The table below presents our comprehensive loss, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005

Net loss	$(6,921)	$(4,148)
Unrealized holding gain (loss) on available-for-sale securities, net of deferred taxes	322	(1,224)
Translation adjustments	248	(1,184)
Comprehensive loss	$(6,351)	$(6,556)

NOTE 3. SHARE BASED COMPENSATION

Effective in the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $378,000 of related compensation expense, before taxes, for the quarter ended March 31, 2006. The compensation expense reduced both basic and diluted earnings per share by $0.01.

Total unrecognized compensation related to non-vested options as of March 31, 2006 is $1.7 million over a weighted average period of 6.6 years.

Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company has applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to the prior year period.

Three months ended April 1, 2005
Net Loss:
As reported	$(4,148)
Deduct: Stock-based compensation determined under fair value based method for all awards, net of tax	(247)
Pro forma	$(4,395)

Basic Loss per Share:
As reported	$(0.13)
Pro forma	$(0.13)

Diluted Loss per Share:
As reported	$(0.13)
Pro forma	$(0.13)

We have historically used the Black-Scholes option pricing model to determine the fair value of options granted and will continue to use that model prospectively. In determining the compensation cost of the options granted, as specified by SFAS 123(R), the fair value of each option grant has been estimated on the date of grant using this model. The weighted average assumptions used in these calculations are summarized below:

	Three Months Ended
	March 31, 2006	April 1, 2005
Risk-free interest rate	4.51%	3.01%
Expected life of options granted, in years	6.6	5.7
Expected volatility of options granted	61.3%	92.12%
Weighted average fair value of options granted	$2.04	$3.04

Employee Stock Purchase Plan. Through year-end 2005, we had an employee stock purchase plan that enabled our employees to contribute up to 10 percent of their compensation toward the purchase of the Company’s common stock at a price equal to the lower of 85 percent of fair market value as of the beginning or end of each plan period. A total of approximately 2,549,359 shares had been reserved for issuance under this plan. Our employee stock purchase plan was terminated effective December 30, 2005.

Stock Option Plans. We have a 1996 Stock Option Plan (the “1996 Plan”) that provides for the granting of stock options to employees, officers, directors and independent consultants at exercise prices not less than 100 percent of the fair market value of the Company’s common stock on the date of grant. These options, which can be either incentive stock options or nonqualified options, vest over a three to five-year schedule and expire 10 years after the grant date. The authorized number of shares reserved for issuance under the 1996 Plan total 6,400,000.

We also have a 2004 Equity Incentive Plan (the “2004 Plan”) that provides for the granting of stock awards to employees, officers, directors and independent consultants. These awards, which can either be incentive stock options, restricted stock or nonqualified options, vest over a one to five-year schedule and expire 10 years after the grant date. Exercise prices for stock options granted under the 2004 Plan will not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. The authorized number of shares reserved for issuance under the 2004 Plan total 2,000,000.

We have also issued nonqualified stock options to our employees outside of these Plans for the purchase of 1,659,350 shares of common stock. These options were issued at the fair market value of the Company’s stock on the date of grant and vest over a four to five-year schedule.

As of March 31, 2006, the aggregate intrinsic value of the option shares outstanding and the option shares exercisable was $10.5 million and $7.0 million, respectively.

Information regarding all stock option activity during the first quarter is summarized as follows (shares in thousands):

	Quarter ended March 31, 2006
	Shares	Weighted Average Exercise Price

Options outstanding, beginning of quarter	3,511	$4.08
Granted	29	2.04
Exercised	(8)	1.69
Canceled	(48)	3.42
Options outstanding, end of quarter	3,484	$4.04

Options exercisable, end of quarter	1,971	$4.75

Information regarding all outstanding stock options as of March 31, 2006 is summarized as follows (shares in thousands):

		Options Outstanding			Options Exercisable
Range of Exercise Prices			Weighted Average Remaining	Weighted Average		Weighted Average
Low	High	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$1.13	$2.86	875	6.0	$2.23	445	$2.23
2.87	5.71	1,728	7.9	3.63	658	3.94
5.72	8.57	849	5.1	6.11	836	6.11
8.58	22.85	32	4.1	20.94	32	20.94
		3,484	6.6	$4.04	1,971	$4.75

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

Our long-term investment in available-for-sale securities consists of approximately 309,000 shares of Intraware common stock (NASDAQ symbol: ITRA). The market value of our investment in Intraware was $2,413,000 as of March 31, 2006 and $2,091,000 as of December 2005.

NOTE 5. COMMITMENTS AND CONTINGENCIES

As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations related to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit. This stipulation of settlement received Court approval on September 6, 2005 and resulted in a settlement of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock to the class. The entire $2,250,000 cash payment was paid by proceeds received from our directors’ and officers’ insurance carrier. The settlement payments will be distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court. As of December 30, 2005, the cash portion of this settlement has been paid. The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge continued to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement was granted on September 6, 2005. As of March 31, 2006, 375,000 of these shares have been issued.

On June 9, 2005, we announced that the Company entered into a settlement agreement with the SEC. Under the terms of the settlement agreement, the Company paid a civil penalty in the amount of $2,000,000 to the SEC during our third quarter of 2005.

We have established a reserve of $3,353,000 for the stock portion of this matter which we believe to be adequate and is based on the terms of the settlement agreements and the provisions of FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”. The remaining liability represents 1,125,000 shares to be distributed at the closing price of $2.98 on September 6, 2005.

We are involved in certain other claims arising in the normal course of business. In our opinion, the final resolution of these claims should not have a material adverse effect on our financial position, cash flow or results from operations.

NOTE 6. SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our revenue, operating income (loss), capital expenditures, depreciation and identifiable assets for 2006 and 2005 are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005
Revenue:
United States	$25,182	$31,888
Ireland	7,010	8,031
Canada	10,748	6,906
Intergeographic sales	(6,714)	(4,644)
	$36,226	$42,181

Operating (loss) income:
United States	$(3,007)	$(2,130)
Ireland	312	(1,942)
Canada	609	(230)
Corporate and eliminations	(5,229)	(2,529)
	$(7,315)	$(6,831)

Capital expenditures:
United States	$118	$299
Ireland	17	192
Canada	66	58
	$201	$549

Depreciation:
United States	$1,015	$1,178
Ireland	191	499
Canada	633	467
	$1,839	$2,144

	As of March 31, 2006	As of December 30, 2005
Assets:
United States	$25,581	$34,486
Ireland	13,619	13,700
Canada	21,107	20,193
Total identifiable assets	60,307	68,379

Corporate assets and eliminations	42,994	46,793
	$103,301	$115,172

NOTE 7. SUBSEQUENT EVENT

The Company announced on May 9, 2006 that it has signed a definitive agreement to enter into a joint venture with MPO Ireland, subject to final negotiation and execution of ancillary agreements, customary due diligence and consents. This joint venture will allow the respective companies to consolidate their media replication businesses, operations and management in Ireland. The joint venture will focus on supporting the media manufacturing needs of both Zomax Limited’s and MPO Ireland’s clients. Coincident with this joint venture, the companies also announced the intent to enter into a sales and marketing agreement to explore the IT hardware vertical in Europe and other opportunities of joint interest. Zomax and MPO Ireland will have a joint venture interest of 51% and 49%, respectively. Each party will contribute a combination of cash, inventory and fixed assets. The deal is expected to close within approximately 45 days after the signing of the definitive agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Quarter-End

Our fiscal quarters consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year. Our fiscal quarters referenced herein refer to the periods ended March 31, 2006, December 30, 2005 and April 1, 2005.

Introduction and Overview

First quarter 2006 revenues of $36.2 million reflect a 14% decrease from revenues of $42.2 million in the first quarter of 2005. Revenue decreased primarily as a result of the previously disclosed trend of our customers implementing program changes and content reductions primarily in the PC/OEM segment. The company posted a $7.3 million operating loss in the first quarter of 2006 as compared to a $6.8 million operating loss in the first quarter of 2005. Included in the 2006 loss were $0.9 of restructuring costs associated with the closure of our Fremont, CA facility and $0.4 million in non-cash stock option expenses associated with the Company’s adoption of SFAS 123(R) in the first quarter. Included in the 2005 loss were $0.2 million of cost restructuring costs for the Company’s Ireland subsidiary and a $1.8 million benefit due to the revaluation of the stock component of the litigation reserve. Excluding these items, operating loss was $6.1 million in 2006 as compared to $8.4 million in 2005.

The company has taken several actions to reduce its cost base. These efforts are beginning to show as we reduced SG&A expenses by 11% (inclusive of SFAS 123(R) stock option expenses in first quarter of 2006) and fixed manufacturing costs by 29% in the first quarter of 2006 versus the first quarter of 2005. Additionally, gross profit percentage in the first quarter of 2006 was 7.4% as compared to 4.3% in the first quarter of 2005. The closure of our Fremont, CA facility in March should drive additional cost reductions in the second quarter of 2006 and beyond.

Globalization, customization and shorter product lifecycles are resulting in significantly increased supply chain complexity. Companies are also looking to consolidate the number of outsource providers they use to drive improved integration, visibility and efficiency with their remaining partners. We believe our Program Management model will scale more easily with this rapid growth and change in our customers’ supply chains and allow them to consolidate suppliers without sacrificing best-in-class capabilities. This model also results in a lower fixed cost and less asset intensive structure which we believe will result in higher operating leverage and increased flexibility to change within a market or to migrate to new markets segments in the future. We have identified existing and potential new customers which will roll into this new business model over the next several months.

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

We will continue our drive to reduce operating losses via cost reductions in operations and general overhead. For growth we will be aggressively pursuing new revenue opportunities in existing and new industry verticals. We will also look to grow through both organic growth and merger and acquisition activities in order to return to profitability. In addition, we will continue to explore available strategic opportunities to improve our shareholder value. We believe our heritage as a premium service provider, strong relationships with our customers, deep understanding of their program requirements and financially strong balance sheet position us well to be successful and help our customers succeed.

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

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	Three Months Ended
	March 31, 2006	April 1, 2005
Percent of Revenue:
Gross profit	7.4%	4.3%
Selling, general and administrative expenses	25.2	24.2
Restructuring costs	2.4	0.6
Litigation reserve adjustment	0.0	(4.3)
Operating loss	(20.2)	(16.2)
Other income, net	1.6	0.8
Income tax (expense) benefit	(0.5)	5.5
Net loss	(19.1)	(9.8)

Other Operating Statistics:
Media units sold - % change from prior year period	(31.9)%	(18.9)%
Revenue - % change from prior year period	(14.1)%	(15.7)%
SG&A expenses - % change from prior year period	(10.8)%	(8.7)%
Effective tax rate	(2.8)%	36.0%

Revenue

Our first quarter 2006 revenue decreased to $36.2 million representing a 14% decrease from revenue of $42.2 million in the first quarter of 2005. Media unit volume decreased 31.9% over the same period contributing to our revenue decline. The decrease in revenue and media units sold is primarily the result of the following general business factors:

•                  Customer media reduction initiatives;

•                  Generally softer demand from our PC OEM customers reflecting program and content changes;

•                  Increased pricing pressures; and

•                  Content shifts from CD media to DVD media by certain customers.

Our volumes with Microsoft and Dell continue to drive significant amounts of our overall revenue. First quarter business with Microsoft, which remains our largest customer, generated approximately 26% of our total revenue in 2006 as compared to 23% in 2005. First quarter revenue with Dell comprised approximately 14% of our total revenue in 2006 compared to 21% of our total revenue in 2005. A third customer accounted for approximately 10% and 8% of our first quarter consolidated total revenue in 2006 and 2005, respectively.

Gross Profit

Our reported first quarter gross profit percentage increased 3.1 points from 4.3% in 2005 to 7.4% in 2006. The increase is primarily attributable to lower fixed costs as a percentage of revenue driven by various cost actions undertaken over the past year and operational efficiencies in our Ireland manufacturing facility. Since the first quarter of 2004, petroleum price increases and supply shortages have nearly doubled the price of polycarbonate. While we have entered into a purchase agreement with our polycarbonate supplier that limits price increases and ensures adequate supply for our anticipated first half 2006 production, the increases allowed under the agreement have had a negative impact on our gross profit. We added a one cent surcharge to CD and DVD media billing on to our customers beginning in the fourth quarter of 2004.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the first quarter decreased $1.1 million, or 10.8% from $10.2 million in 2005 to $9.1 million in 2006. Our professional fees for the first quarter of 2006 decreased approximately $0.9 million over the same period in 2005 as a result of reduced audit work for the previously disclosed 2004 Ireland restatement and related controls testing for Sarbanes Oxley compliance. Our first quarter 2006 SG&A expense includes $378,000 of non-cash stock option expenses pursuant to the adoption of SFAS 123(R).

Restructuring Costs

In the first quarter of 2005, we began to implement an operational plan aimed at reducing cost to more closely align our fixed cost infrastructure with our revenue base. In conjunction with this plan we have incurred approximately $0.9 million and $0.2 million in restructuring costs in the first quarters of 2006 and 2005, respectively.

Litigation Reserve Adjustment

As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations related to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit. This stipulation of settlement received Court approval on September 6, 2005 and resulted in a settlement of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock to the class. The entire $2,250,000 cash payment was paid by proceeds received from our directors’ and officers’ insurance carrier. The settlement payments will be distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court. As of December 30, 2005, the cash portion of this settlement has been paid. The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge continued to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement was granted on September 6, 2005. As of March 31, 2006, 375,000 of these shares have been issued.

On June 9, 2005, we announced that the Company entered into a settlement agreement with the SEC. Under the terms of the settlement agreement, the Company paid a civil penalty in the amount of $2,000,000 to the SEC during our third quarter of 2005.

We have established a reserve of $3,353,000 for the stock portion of this matter which we believe to be adequate and is based on the terms of the settlement agreements and the provisions of FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”. The remaining liability represents 1,125,000 shares to be distributed at the closing price of $2.98 on September 6, 2005.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For a detailed description of our critical accounting policies, see the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2005. There have been no changes in critical accounting policies subsequent to December 30, 2005 other than the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”) as discussed in note 3.

Recently Issued Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements (Unaudited)” included in Item 1 herein for a discussion of new accounting standards.

Liquidity and Capital Resources

Cash and Cash Equivalents and Short-Term Available-for-Sale Securities. As of March 31, 2006, cash and cash equivalents and short-term available-for-sale securities totaled $42.9 million, a decrease of $2.4 million from December 30, 2005. During the quarter cash flows used in operating activities totaled $2.4 million while the remainder is related to capital expenditures totaling $0.2 million, offset by $0.2 million in foreign exchange gains and stock issuance proceeds. The company did not purchase any shares under its authorized share buyback program in the first quarter of 2006.

Working Capital and Liquidity. Working capital totaled $57.6 million and $62.2 million at March 31, 2006 and December 30, 2005, respectively. This decrease primarily reflects the general seasonal movement of working capital and the operating losses we normally incur in the first quarter. Our principal source of working capital continues to be cash and cash equivalents and short-term available-for-sale securities. In addition to our working capital balances, we also hold long term available-for-sale securities which represent our investment in Intraware (see Note 5 to the Consolidated Financial Statements). These securities are registered and readily tradable and had a market value at March 31, 2006 of $2.4 million.

Our future liquidity needs will depend on, among other factors, the level of cash operating losses, the need for additional restructuring actions, the timing of capital expenditures, expenditures in connection with possible acquisitions, proceeds from sale of assets, changes in customer order volume, the timing and collection of receivables and the level of share repurchases under the approved stock buyback program. With $42.9 million in cash and no debt, we believe that existing cash and investment balances will be sufficient to fund our operations for the foreseeable future. The company has taken and intends to continue to take action to rationalize its cost structure and lower its cash operating losses and will be managing capital expenditures tightly, while evaluating other opportunities to free up cash from its assets.

Contractual Obligations. During the third quarter of 2005, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity which is the primary raw material used in the production of CD and DVD media. For the past two years, supply shortages and increases in petroleum prices have placed significant upward pressure on polycarbonate pricing. Under the agreement, which runs through June 2006, we have agreed to purchase polycarbonate at set price terms. These price terms restrict monthly price increases and help us to limit our exposure to potential future price increases while also allowing us to reduce our purchase volume should the price terms increase above an agreed-upon level over the initial base price. Minimum remaining commitments for the second quarter of 2006, under this agreement are approximately $588,000 based on the current adjusted base price and minimum remaining quantity. We believe that this agreement will allow us to minimize our near-term exposure to continuing upward price pressures on this key raw material.

Outlook

Our business in 2006 continues to be dependent on a small number of key customers in the PC hardware and software industries. Accordingly, our operating results are influenced by the changes and volatility in these industries and the macroeconomic factors that influence the demand for personal computer hardware and software. Furthermore, significant portions of our revenue from these customers are derived from individually large product programs within these customers. As a result, our revenues can be materially sensitive to decisions customers make with respect to these individual programs. As previously discussed in our filings with the SEC we were informed of changes to certain programs we support for several of our large customers that would result in noticeable future declines in the level of business we currently had with these customers. These changes include elimination of certain recovery media and printed materials from some of the new PC’s sold by our PC-OEM customers, migration to a new service delivery system operated by a competitor and moving CD and DVD media production internally.  While there may be an opportunity to offset some of this decline with program expansion in other segments of our business with some of our PC-OEM customers, we are not assured of the timing or size of those opportunities. The potential negative effect on our business of these customer driven changes will continue to impact much of this year.

In addition to these and other market changes, our customers continue to demand general pricing decreases in the services we provide. Our ability to grow or achieve consistent levels of revenue may be impacted by our ability or willingness to perform our services at prices acceptable to the market place.

Finally, we have experienced operating losses in the recent past, including 2005. While our balance sheet remains strong and we have taken aggressive actions to address our operating losses; continued operating losses raise potential concerns with customers that could result in them not awarding us with new business or moving some or all of their business to an alternative provider.

While we continue to make efforts to expand our base of customers both within and outside the PC hardware and software  industries, these initial customer opportunities tend to be smaller, making it very unlikely that we could quickly recover from the loss of one of our key customers through the acquisition of several new customers.

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

The Company began a restructuring plan in the second quarter of 2005 with the goal of moving towards profitability at lower revenue levels. A variety of actions were taken including the closure of our Fremont, CA facility in the first quarter of 2006. These actions will benefit the Company’s financial performance in the second quarter of 2006 and beyond. The Company expects to take additional actions to reduce costs and move to a less asset and facility intensive infrastructure.

We are forecasting revenues in the second quarter of 2006 to be in the low to mid-$30 million range, operating loss to be $5.5 to $6.5 million and loss per share ($0.16) to ($0.19) excluding restructuring charges. Assuming the recently announced joint venture in Ireland closes within the quarter as planned, we also expect to record a cash restructuring charge associated with the planned year-end closure of our Clondalkin facility of approximately $1.9 million or $0.06 per share, of which we expect approximately $1.3 million or $0.04 per share would be recorded in the second quarter. In addition, the company expects to recognize a non-cash gain on manufacturing assets contributed to the joint venture which were, as previously disclosed in our SEC filings, fully impaired.

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

•                      Our ability to execute our restructuring activities and the impact of such activities on our goals of cost reduction and profitability;

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

•                  The closure of our Fremont, CA facility will result in further cost reductions;

•                  Our transition to the new Program Management model and its potential impact on customers, financial results and operations; and

•                  Our forecast of revenues and net loss per share in the second quarter of 2006 and beyond.

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following listing of risks and uncertainties actually occur, our business, financial condition or results of operations could suffer. The risks and uncertainties described below may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future. These risks and uncertainties include, without limitation, the changes and volatility in the personal computer hardware and software industry, particularly with respect to the demand for CD and DVD media, from which a significant portion of our revenues are derived; macroeconomic factors that influence the demand for personal computer hardware and software and the resulting demand for our services; consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as a services provider to one or more customers; our ability to make the proper strategic choices with respect to pursing profitable growth in our business; increased competition within our industry and increased pricing pressure from our customers; the volatility of polycarbonate prices; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in the demand for particular services we offer or the content included in the products we produce for our customers; the potential negative impact on our customer relationships as we transition their production to other locations or attempt to execute pricing strategies that are not acceptable to the market place, our ability to accurately predict the amount of time and cost required to fully complete our restructuring plan, our ability to retain key employees during and subsequent to the execution of these restructuring activities. These and other risks and uncertainties are discussed in detail under the caption “Risks and Uncertainties” in Item 1 of our 2005 Form 10-K captioned as follows:

•                  We are dependent on a small number of key customers in the personal computer (PC) hardware and software industries.

•                  We may not be able to maintain our status as a Microsoft Authorized Replicator.

•                  Evolution to a less vertically integrated business model.

•                  We may not be able to effectively compete in an increasingly competitive environment.

•                  Beginning in the first half of 2004, supply shortages and petroleum price increases have placed significant upward pressures on the price of polycarbonate, certain other raw materials and freight costs.

•                  We may not be able to meet our customers’ requirements regarding the security of their intellectual property, inventory and other assets.

•                  We are dependent on revenues from the replication of CD and DVD media which may be threatened by the development and rate of market acceptance of new media storage techniques or other electronic media technologies.

•                  Restructuring to move towards profitability.

•                  Limited visibility to customer demand.

•                  We are subject to foreign currency exchange fluctuations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation the chief executive officer and chief financial officer concluded that, as of March 31, 2006, the disclosure controls and procedures for Zomax Incorporated were effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Date: May 10, 2006		ZOMAX INCORPORATED

	By:	/s/ Anthony Angelini
Anthony Angelini, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard Barnes
Richard Barnes, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2006

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