Form 10-Q
period 2006-06-30
ZOMAX INC /MN/
filed 2006-08-09
CIK 1010788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2006

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares outstanding of the registrant’s common stock as of August 4, 2006 was 33,332,412 shares.

ZOMAX INCORPORATED
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZOMAX INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Revenue	$33,058	$42,585	$69,284	$84,766

Cost of revenue	28,272	39,269	61,822	79,654
Gross profit	4,786	3,316	7,462	5,112

Operating costs and expenses:
Selling, general and administrative expenses	8,661	9,734	17,779	19,961
Restructuring costs	—	2,179	874	2,409
Litigation reserve adjustment	—	(415)	—	(2,245)
Total operating costs and expenses	8,661	11,498	18,653	20,125

Operating loss	(3,875)	(8,182)	(11,191)	(15,013)

Interest income	476	378	895	722
Other income (expense), net	(118)	43	49	49
Loss before income taxes	(3,517)	(7,761)	(10,247)	(14,242)

Income tax expense (benefit)	(98)	(2,082)	93	(4,415)
Net loss	$(3,419)	(5,679)	$(10,340)	$(9,827)

Loss per share:
Basic	$(0.11)	(0.17)	$(0.32)	$(0.30)
Diluted	$(0.11)	(0.17)	$(0.32)	$(0.30)

Weighted average common shares outstanding:
Basic	32,488	32,632	32,485	32,623
Dilutive effect of stock options	—	—	—	—
Diluted	32,488	32,632	32,485	32,623

See notes to consolidated financial statements.

ZOMAX INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	June 30, 2006	December 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$42,014	$45,250
Accounts receivable, net of allowances of $475 in 2006 and $515 in 2005	21,775	26,823
Inventories, net	9,452	13,978
Other current assets	2,521	2,409
Total current assets	75,762	88,460

Property and equipment, net	22,133	24,504

Available-for-sale securities	1,890	2,091

Other long-term assets	117	117
	$99,902	$115,172

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,765	$14,709
Accrued expenses and other current liabilities	10,053	11,538
Total current liabilities	18,818	26,247

Deferred income taxes	271	211

Other long-term liabilities	67	106
Total liabilities	19,156	26,564

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value, 100,000 shares authorized; 32,492 and 32,425 shares issued and outstanding in 2006 and 2005, respectively	63,252	62,248
Retained earnings	10,375	20,715
Accumulated other comprehensive income	7,119	5,645
Total shareholders’ equity	80,746	88,608
	$99,902	$115,172

See notes to consolidated financial statements.

ZOMAX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30, 2006	July 1, 2005
Operating activities:
Net loss	$(10,340)	$(9,827)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,683	4,178
Change in deferred taxes	55	(4,819)
Change in litigation reserves	—	(2,245)
Share based compensation expense	878	—
Non-cash restructuring charges	—	852
Gain on disposal of assets during restructuring	(122)	—
Other, net	56	—
Changes in operating assets and liabilities:
Accounts receivable	5,638	11,683
Inventories	4,762	(597)
Other assets and liabilities	106	2,798
Accounts payable	(6,181)	(5,380)
Accrued expenses	(1,597)	(561)
Income taxes	(202)	258
Net cash used by operating activities	(3,264)	(3,660)

Investing activities:
Purchases of property and equipment	(410)	(2,296)
Purchases of available for sale securities	—	(14,500)
Sale of available-for-sale securities	—	33,700
Net cash provided (used) by investing activities	(410)	16,904

Financing activities:
Issuance of common stock	125	289
Net cash provided by financing activities	125	289

Effect of exchange rate changes on cash and cash equivalents	313	(496)
Net increase (decrease) in cash and cash equivalents	(3,236)	13,037

Cash and cash equivalents, beginning of period	45,250	41,092
Cash and cash equivalents, end of period	$42,014	$54,129

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

Fiscal Quarters.  Our fiscal quarters consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year.  Our fiscal quarters referenced herein refer to the periods ended June 30, 2006, December 30, 2005, and July 1, 2005.

Recently Issued Accounting Pronouncements.  In November 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. SFAS 151 became effective for the Company in the first quarter of 2006 and did not have a material impact on the Company’s overall results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest.  The Statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25.  SFAS 123(R) became effective for the Company in the first quarter of 2006 and is further discussed in Note 3.

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

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13), which addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006.  The adoption of this consensus in the second quarter of 2006 did not have a material impact on the Company’s overall results of operations, financial position or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year.  We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

NOTE 2.  OTHER FINANCIAL STATEMENT INFORMATION

Inventories (in thousands):

	June 30, 2006	December 30, 2005

Raw materials	$5,149	$8,197
Work in process	278	443
Finished goods	4,025	5,338
	$9,452	$13,978

Supplemental Cash Flow Information (in thousands):

	Six Months Ended
	June 30, 2006	July 1, 2005
Cash paid for:
Interest	$2	$—
Income taxes	—	174
Non-cash transactions:
Unrealized loss on available-for-sale securities, net of deferred taxes of $0 in 2006 and $913 in 2005	(202)	(1,534)

Comprehensive Loss.  The table below presents our comprehensive loss, defined as changes in shareholders’ equity excluding changes resulting from investments by and distributions to shareholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005

Net loss	$(3,419)	$(5,679)	$(10,340)	$(9,827)
Unrealized holding loss on available-for-sale securities, net of deferred taxes of $0 in 2006 and $913 in 2005	(524)	(310)	(202)	(1,534)
Translation adjustments	1,427	(1,752)	1,675	(2,936)
Comprehensive loss	$(2,516)	$(7,741)	$(8,867)	$(14,297)

NOTE 3.  SHARE BASED COMPENSATION

Effective in the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires all share-based payments, including grants of restricted stock and stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period.  The Company recorded $499,000 and $877,000 of related compensation expense, before taxes, for the three and six months ended June 30, 2006, respectively.  The compensation expense reduced both basic and diluted earnings per share by $0.02 for the three month period ended June 30, 2006.  Stock based compensation expense reduced both basic and diluted earnings per share by $0.03 for the six month period ended June 30, 2006.

As of June 30, 2006, $1,272,970 of total unrecognized compensation costs related to non-vested options is expected to be recognized over a weighted average period of approximately 4.0 years.  Also, as of June 30, 2006, $851,185 of total unrecognized compensation costs related to non-vested restricted stock options is expected to be recognized over a weighted average period of approximately 2.5 years.

Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company has applied the modified prospective method in adopting SFAS 123(R).  Accordingly, periods prior to adoption have not been restated.  The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to the three and six months ended July 1, 2005.

	Three months ended July 1, 2005	Six months ended July 1, 2005
Net Loss:
As reported	$(5,679)	$(9,827)
Deduct: Stock-based compensation determined under fair value based method for all awards, net of tax	(177)	(424)
Pro forma	$(5,856)	$(10,251)

Basic Loss per Share:
As reported	$(0.17)	$(0.30)
Pro forma	$(0.18)	$(0.31)

Diluted Loss per Share:
As reported	$(0.17)	$(0.30)
Pro forma	$(0.18)	$(0.31)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average assumptions used in these calculations are summarized below:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Risk-free interest rate	5.16%	3.01%	4.8%	3.01%
Expected life of options granted, in years	6.8	5.7	6.7	5.7
Expected volatility of options granted	60.5%	92.1%	61.0%	92.1%
Weighted average fair value of options granted	$1.75	$3.00	$1.88	$2.68

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

We also have a 2004 Equity Incentive Plan (the “2004 Plan”) that provides for the granting of stock awards to employees, officers, directors and independent consultants.  These awards, which can either be incentive stock options, restricted stock or nonqualified options, vest over a one to five-year schedule unless performance based and expire 10 years after the grant date.  Exercise prices for stock options granted under the 2004 Plan will not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant.  The authorized number of shares reserved for issuance under the 2004 Plan total 2,000,000.

We have also issued nonqualified stock options to our employees outside of these Plans for the purchase of 1,659,350 shares of common stock.  These options were issued at the fair market value of the Company’s stock on the date of grant and vest over a four to five-year schedule.

As of June 30, 2006, the aggregate intrinsic value of the option shares outstanding and the option shares exercisable was $9.4 million and $6.7 million, respectively.

Information regarding all stock option activity during the six month period ended June 30, 2006 is summarized as follows (shares in thousands):

	Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	3,511	$4.08
Granted	86	1.92
Exercised	(8)	1.69
Canceled	(448)	4.90
Options outstanding, end of period	3,141	$4.02

Options exercisable, end of period	1,974	$4.55

Information regarding all outstanding stock options as of June 30, 2006 is summarized as follows (shares in thousands):

		Options Outstanding			Options Exercisable
Range of Exercise Prices			Weighted Average Remaining	Weighted Average		Weighted Average
Low	High	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$ 1.13	$2.86	834	5.7	$2.21	528	$2.22
2.87	5.71	1,494	7.7	3.62	638	3.84
5.72	8.57	781	4.8	6.04	776	6.04
8.58	22.85	32	3.8	20.94	32	20.94
		3,141	6.4	$4.02	1,974	$4.55

Restricted Stock Awards.  The Company has entered into restricted stock agreements with certain key employees, covering the issuance of Common Stock (“Restricted Stock”).  The Restricted Stock will vest upon certain time or performance specifications but will be forfeited if the employee is not employed by the Company at the time of vesting.  The compensation expense has been recognized for the estimated fair value of the 840,000 common shares and is being charged to income over their respective vesting terms.  Stock compensation expense recognized related to these awards totaled $206,000 during the three month and six month periods ended June 30, 2006 and $0 for the three and six month periods ended July 1, 2005.

NOTE 4.  AVAILABLE-FOR-SALE SECURITIES

Our long-term investment in available-for-sale securities consists of approximately 309,000 shares of Intraware common stock (NASDAQ symbol: ITRA).   The market value of our investment in Intraware was $1,890,000 as of June 30, 2006 and $2,091,000 as of December 30, 2005.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations related to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit.  This stipulation of settlement received Court approval on September 6, 2005 and resulted in a settlement of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock to the class.  The entire $2,250,000 cash payment was paid by proceeds received from our directors’ and officers’ insurance carrier.  The settlement payments will be distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court.  As of December 30, 2005, the cash portion of this settlement has been paid.   The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge continued to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement was granted on September 6, 2005. As of June 30, 2006, 375,000 of these shares have been issued.

On June 9, 2005, we announced that the Company entered into a settlement agreement with the SEC.  Under the terms of the settlement agreement, the Company paid a civil penalty in the amount of $2,000,000 to the SEC during our third quarter of 2005.

We have established a reserve of $3,353,000 for the stock portion of this matter which we believe to be adequate and is based on the terms of the settlement agreements and the provisions of FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”.  The remaining liability represents 1,125,000 shares to be distributed valued at the closing price of $2.98 on September 6, 2005, the date of final court approval of the settlement.

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

NOTE 6.  SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment. The geographic distributions of our revenue, operating income (loss), capital expenditures, depreciation and identifiable assets for 2006 and 2005 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenue:
United States	$25,234	$31,055	$50,416	$62,943
Ireland	6,771	6,669	13,781	14,700
Canada	10,266	11,770	21,014	18,676
Intergeographic sales	(9,213)	(6,909)	(15,927)	(11,553)
	$33,058	$42,585	$69,284	$84,766

Operating (loss) income:
United States	$(915)	$(1,676)	$(3,923)	$(3,806)
Ireland	311	(2,809)	623	(4,751)
Canada	755	160	1,364	(70)
Corporate and eliminations	(4,026)	(3,857)	(9,255)	(6,386)
	$(3,875)	$(8,182)	$(11,191)	$(15,013)

Capital expenditures:
United States	$170	$398	$288	$697
Ireland	7	—	24	192
Canada	32	1,349	98	1,407
	$209	$1,747	$410	$2,296

Depreciation:
United States	$957	$1,154	$1,970	$2,332
Ireland	189	415	380	914
Canada	700	465	1,333	932
	$1,846	$2,034	$3,683	$4,178

	As of June 30, 2006	As of December 30, 2005
Assets:
United States	$22,038	$34,486
Ireland	15,185	13,700
Canada	22,703	20,193
Total identifiable assets	59,926	68,379

Corporate assets and eliminations	39,976	46,793
	$99,902	$115,172

NOTE 7.  SUBSEQUENT EVENT

On August 8, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inomax, a Delaware limited liability company (Inomax), and Zomax Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of Inomax (“Subcorp”).  Pursuant to the terms of the Merger Agreement, Subcorp will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Inomax (the “Merger”).  Inomax is owned by Comvest Investment Partners II, LLC.  At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of the Company, other than any shares held by shareholders who perfect their rights as dissenting shareholders under the Minnesota Business Corporation Act, will be converted into the right to receive $2.09 in cash. In addition, each outstanding option to purchase shares of the Company’s common stock granted pursuant to the Company’s stock incentive plans will be cancelled and the holder of the option will be entitled to receive an amount in cash equal to the amount, if any, by which $2.09 exceeds the exercise price of the option.

Completion of the Merger is subject to certain closing conditions, including but not limited to (i) approval of the Company’s shareholders, (ii) expiration of the Hart-Scott-Rodino waiting period, (iii) the maintenance of certain minimum net working capital and cash requirements and (iv) the absence of any law or order prohibiting or enjoining completion of the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party and (ii) material compliance of the other party with its covenants. While there is no guarantee, the parties currently expect that the Merger will be completed late in the third quarter or early in the fourth quarter of 2006.

Project Clarion

On August 1, 2006 the Company announced that it had closed on the previously announced joint venture agreement with MPO Ireland commencing the consolidation of both parties’ manufacturing operations in Ireland.  We expect to record a cash restructuring charge associated with the planned closure of our Clondalkin facility of approximately $1.9 million or $0.06 per share, of which we expect approximately $1.3 million or $0.04 per share would be recorded in the third quarter 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Quarter-End

Our fiscal quarters consist of 13-weeks ending on a Friday so that our fiscal year ends on the last Friday of the calendar year.  Our fiscal quarters referenced herein refer to the periods ended June 30, 2006, December 30, 2005 and July 1, 2005.

Introduction and Overview

Second quarter 2006 revenues of $33.1 million reflect a 22% decrease from revenues of $42.6 million in the second quarter of 2005. Revenue decreased primarily as a result of the previously disclosed trend of our customers implementing program changes and content reductions primarily in the PC/OEM segment, along with a comparison to prior year quarter that included a major customer launch of a new operating system.  The PC/OEM ongoing trend has also impacted our year-to-date revenue performance compared to 2005.  For the six month period ended June 30, 2006, revenue declined 18% to $69.3 million compared to $84.8 million in 2005.

The company has taken several actions to reduce its cost base.  We reduced SG&A expenses by 11% (16% exclusive of SFAS 123(R) stock option expenses recorded in 2006) and fixed manufacturing costs by 27% in the second quarter of 2006 versus the second quarter of 2005.

The company posted a $3.9 million operating loss in the second quarter of 2006 as compared to an $8.2 million operating loss in the second quarter of 2005.  Operating loss was $11.2 million for the six months ended June 30, 2006, a 26% decrease from $15.0 million operating loss last year.  Included in the year to date 2006 loss were $0.9 of restructuring costs associated with the closure of our Fremont, CA facility and $0.9 million in non-cash stock option expenses associated with the Company’s adoption of SFAS 123(R).  Included in the 2005 loss were $2.4 million of restructuring costs for the Company’s Ireland subsidiary and a $2.2 million benefit due to the revaluation of the stock component of the litigation reserve.

Globalization, customization and shorter product lifecycles are resulting in significantly increased supply chain complexity.  Companies are also looking to consolidate the number of outsource providers they use to drive improved integration, visibility and efficiency with their remaining partners.  We believe our Program Management model will scale more easily with this rapid growth and change in our customers’ supply chains and allow them to consolidate suppliers without sacrificing best-in-class capabilities. This model also results in a lower fixed cost and less asset intensive structure which we believe will result in higher operating leverage and increased flexibility to change within a market or to migrate to new markets segments in the future.  We have identified existing and potential new customers which will roll into this new business model over the upcoming quarters.

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

We began a restructuring plan in 2005 which eliminated over 33% of our CD replication capacity.  While this restructuring plan was primarily aimed at reducing this capacity and its related costs, it also represents a move toward less dependency on Company-owned assets in the delivery of our services and will result in a greater dependence on outsourcing this volume in peak demand periods.  We expect to continue to evolve our strategy of increasing our emphasis on the value we provide our customers through our program management capabilities, with less dependency on Company-owned production assets in delivering those services.

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

Results of Operations

The following table summarizes certain key information to aid in the understanding of our discussion and analysis of results of operations.

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Percent of Revenue:
Gross profit	14.5%	7.8%	10.8%	6.0%
Selling, general and administrative expenses	26.2	22.9	25.7	23.5
Restructuring costs	—	5.1	1.3	2.8
Litigation reserve adjustment	—	(1.0)	—	(2.6)
Operating loss	(11.7)	(19.2)	(16.2)	(17.7)
Other income, net	1.1	1.0	1.4	0.9
Income tax expense (benefit)	0.3	(4.9)	(0.1)	(5.2)
Net loss	(10.3)	(13.3)	(14.9)	(11.6)

Other Operating Statistics:
Media units sold -% change from prior year period	(23.2)%	(21.8)%	(27.7)%	(20.4)%
Revenue -% change from prior year period	(22.4)%	(5.5)%	(18.3)%	(10.9)%
SG&A expenses -% change from prior year period	(11.0)%	0.1%	(10.9)%	4.9%
Effective tax rate	2.8%	26.8%	(0.9)%	31.0%

Revenue

Our second quarter 2006 revenue was $33.1 million representing a 22% decrease from revenue of $42.6 million in the second quarter of 2005.  Media unit volume decreased 23% over the same period contributing to our revenue decline. In addition to the prior year quarter which included a major customer launch of a new operating system, the decrease in revenue and media units sold is primarily the result of the following general business factors:

•      Customer media reduction initiatives;

•      Generally softer demand from our PC/OEM customers reflecting program and content changes;

•      Increased pricing pressures; and

•      Content shifts from CD media to DVD media by certain customers.

Our volumes with Microsoft and Dell continue to drive significant amounts of our overall revenue.  Business with Microsoft, which remains our largest customer, generated approximately 28% of our total revenue in the second quarter of 2006 as compared to 26% in 2005.  Revenue with Dell comprised approximately 16% of our total revenue in the second quarter of 2006 compared to 17% of our total revenue in the second quarter of 2005.  A third customer accounted for approximately 11% and 14% of our second quarter consolidated total revenue in 2006 and 2005, respectively.

Gross Profit

Our reported second quarter gross profit percentage increased 6.7 points from 7.8% in 2005 to 14.5% in 2006.  The increase is primarily attributable to a favorable sales mix complemented by strong operational performance in the second quarter of 2006, which may not be repeated in subsequent quarters, lower fixed costs as a percentage of revenue driven by various cost actions undertaken over the past year and operational efficiencies in our Ireland manufacturing facility.  Since the first quarter of 2004, petroleum price increases and supply shortages have put significant upward pressure on the price of polycarbonate and freight.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses in the second quarter decreased $1.0 million or 11% from $9.7 million in 2005 to $8.7 million in 2006.  Our professional fees for the second quarter of 2006 decreased approximately $0.9 million over the same period in 2005 as a result of reduced audit work for the previously disclosed 2004 Ireland restatement and related controls testing for Sarbanes Oxley compliance.  Our second quarter 2006 SG&A expense includes $499,000 of non-cash stock option expenses pursuant to the adoption of SFAS 123(R).  Excluding non-cash stock option expenses and nonrecurring items, SG&A decreased $1.6 million or 16% versus the same period in 2005.

Restructuring Costs

In the second quarter of 2005, we began to implement an operational plan aimed at reducing cost to more closely align our fixed cost infrastructure with our revenue base.  In conjunction with this plan we had incurred $2.4 million in restructuring costs in the second quarter of 2005.  No additional restructuring costs were incurred in second quarter of 2006.

Litigation Reserve Adjustment

As previously disclosed in our filings with the SEC, we have been the subject of an SEC investigation and a consolidated class action lawsuit involving allegations of securities law violations. The allegations related to Company disclosures and certain stock sales by two former officers during the third quarter of the year 2000.

On April 27, 2005, we announced, without admission of liability, an agreement to settle the outstanding class action lawsuit.  This stipulation of settlement received Court approval on September 6, 2005 and resulted in a settlement of $2,250,000 in cash and 1,500,000 shares of the Company’s common stock to the class.  The entire $2,250,000 cash payment was paid by proceeds received from our directors’ and officers’ insurance carrier.  The settlement payments will be distributed to shareholders who incurred losses as a result of stock purchases between May 25, 2000 and October 18, 2002, inclusive, and to plaintiffs’ attorneys as fees and costs awarded by the Court.  As of December 30, 2005, the cash portion of this settlement has been paid.   The charge against earnings associated with the issuance of the 1,500,000 shares of stock was initially recorded in the third quarter of 2004, and the charge continued to be adjusted based on the market price of the Company’s stock until final Court approval of the settlement was granted on September 6, 2005. As of June 30, 2006, 375,000 of these shares have been issued.

On June 9, 2005, we announced that the Company entered into a settlement agreement with the SEC.  Under the terms of the settlement agreement, the Company paid a civil penalty in the amount of $2,000,000 to the SEC during our third quarter of 2005.

We have established a reserve of $3,353,000 for the stock portion of this matter which we believe to be adequate and is based on the terms of the settlement agreements and the provisions of FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5”.  The remaining liability represents 1,125,000 shares to be distributed valued at the closing price of $2.98 on September 6, 2005, the date of final court approval of the settlement.

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

Liquidity and Capital Resources

Cash and Cash Equivalents and Short-Term Available-for-Sale Securities.  As of June 30, 2006, cash and cash equivalents and short-term available-for-sale securities totaled $42.0 million, a decrease of $3.2 million from December 30, 2005.  Year to date cash flows used in operating activities totaled $3.2 million.  Capital expenditures totaling $0.4 million were offset by $0.4 million in foreign exchange gains and stock issuance proceeds.  The company did not purchase any shares under its authorized share buyback program in the second quarter of 2006.

Working Capital and Liquidity.  Working capital totaled $56.8 million and $62.2 million at June 30, 2006 and December 30, 2005, respectively.  This decrease primarily reflects the general impact to working capital of our year to date operating losses. Our principal source of working capital continues to be cash and cash equivalents and short-term available-for-sale securities.  In addition to our working capital balances, we also hold long term available-for-sale securities which represent our investment in Intraware (see Note 5 to the Consolidated Financial Statements).  These securities are registered and readily tradable and had a market value at June 30, 2006 of $1.9 million.

Our future liquidity needs will depend on, among other factors, the level of cash operating losses, the need for additional restructuring actions, the timing of capital expenditures, expenditures in connection with possible acquisitions or investments, proceeds from sale of assets, changes in customer order volume, the timing and collection of receivables and the level of share repurchases under the approved stock buyback program. With $42.0 million in cash and no debt, we believe that existing cash and investment balances will be sufficient to fund our operations for the foreseeable future. The company has taken and intends to continue to take action to rationalize its cost structure and lower its cash operating losses and will be managing capital expenditures tightly, while evaluating other opportunities to free up cash from its assets.

Contractual Obligations.  During the third quarter of 2005, we entered into an agreement with our supplier of polycarbonate, a petroleum-based commodity, which is the primary raw material used in the production of CD and DVD media.  Under the agreement, which ended in June 2006, we agreed to purchase polycarbonate at minimum volumes and set price terms.  Minimum remaining commitments for 2006, under this agreement are approximately $280,000 based on the current adjusted base price and minimum remaining quantity.

Outlook

Our business in 2006 continues to be dependent on a small number of key customers in the PC hardware and software industries.  Accordingly, our operating results are influenced by the changes and volatility in these industries and the macroeconomic factors that influence the demand for personal computer hardware and software. Furthermore, significant portions of our revenue from these customers are derived from individually large product programs within these customers.  As a result, our revenues can be materially sensitive to decisions customers make with respect to these individual programs.  As previously discussed in our filings with the SEC, we were informed of changes to certain programs we support for several of our large customers that would result in noticeable future declines in the level of business we currently had with these customers. These changes include elimination of certain recovery media and printed materials from some of the new PC’s sold by our PC/OEM customers, migration to a new service delivery system operated by a competitor and moving CD and DVD media production internally.   While there may be an opportunity to offset some of this decline with program expansion in other segments of our business with some of our PC/OEM customers, we are not assured of the timing or size of those opportunities. The potential negative effect on our business of these customer driven changes will continue to impact much of this year.In addition to these and other market changes, our customers continue to demand general pricing decreases in the services we provide.  Our ability to grow or achieve consistent levels of revenue may be impacted by our ability or willingness to perform our services at prices acceptable to the market place.

Finally, we have experienced operating losses in the recent past, including 2005.  While our balance sheet remains strong and we have taken aggressive actions to address our operating losses; continued operating losses raise potential concerns with new and existing customers that could result in them not awarding us new business or moving some or all of their business to an alternative provider.

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

The Company began a restructuring plan in the second quarter of 2005 with the goal of moving towards profitability at lower revenue levels. A variety of actions were taken including the closure of our Fremont, CA facility in the first quarter of 2006.  These actions have benefited the Company’s financial performance in the second quarter of 2006.

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

•                  The negative effect on our revenues of our PC/OEM customers’ continuing initiatives to eliminate certain recovery CDs and print material from some of their new PC shipments, coupled with the opportunity to offset some of this effect with new business from those customers;

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

•                  Our ability to retain key executive, management and technical personnel through our transition;

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

•                  Our transition to the new Program Management model and its potential impact on customers, financial results and operations; and

•                  Our forecast of revenues and net loss per share in the second half of 2006 and beyond.

15604-1-bk.doc - Signatures_141434

We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties described below may not be the only ones we face. Additional risks and uncertainties that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following listing of risks and uncertainties actually occur, our business, financial condition or results of operations could suffer. The risks and uncertainties described below may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future. These risks and uncertainties include, without limitation, the changes and volatility in the personal computer hardware and software industry, particularly with respect to the demand for CD and DVD media, from which a significant portion of our revenues are derived; macroeconomic factors that influence the demand for personal computer hardware and software and the resulting demand for our services; consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as a services provider to one or more customers; our ability to make the proper strategic choices with respect to pursing profitable growth in our business; increased competition within our industry and increased pricing pressure from our customers; the volatility of petroleum prices which affect our costs including polycarbonate prices; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in the demand for particular services we offer or the content included in the products we produce for our customers; the potential negative impact on our customer relationships as we transition their production to other locations or attempt to execute pricing strategies that are not acceptable to the market place, our ability to accurately predict the amount of time and cost required to fully complete our restructuring plan, our ability to retain key employees during and subsequent to the execution of these restructuring activities.  These and other risks and uncertainties are discussed in detail under the caption “Risks and Uncertainties” in Item 1 of our 2005 Form 10-K captioned as follows:

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation the chief executive officer and chief financial officer concluded that, as of June 30, 2006, the disclosure controls and procedures for Zomax Incorporated were effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 5.  OTHER INFORMATION

On June 30, 2006, the Company entered into an Amendment to the Replication Agreement dated July 1, 2005 with Microsoft Licensing, GP to extend the term of the agreement to August 31, 2006.  The Amendment is filed as Exhibit 10.4 to this Form 10-Q and is incorporated by reference herein as appropriate.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Report:

10.1         Amendment No. 1 to Employment Agreement dated April 19, 2006 with Anthony Angelini

10.2         Amendment No. 1 to Employment Agreement dated April 19, 2006 with Michael L. Miller

10.3         Amendment No. 1 to Employment Agreement dated April 19, 2006 with Richard. D. Barnes

10.4         Amendment to Replication Agreement dated June 30, 2006 with Microsoft Licensing, GP

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

Date: August 9, 2006		ZOMAX INCORPORATED

	By:	/s/ Anthony Angelini
Anthony Angelini, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Richard Barnes
Richard Barnes, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

ZOMAX INCORPORATED
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2006

Exhibit Number	Description

10.1	Amendment No. 1 to Employment Agreement dated April 19, 2006 with Anthony Angelini
10.2	Amendment No. 1 to Employment Agreement dated April 19, 2006 with Michael L. Miller
10.3	Amendment No. 1 to Employment Agreement dated April 19, 2006 with Richard D. Barnes
10.4	Amendment to Replication Agreement dated June 30, 2006 with Microsoft Licensing, GP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act